Form 10QSB
period 1996-03-31
MEGALITH CORP
filed 1996-07-01
CIK 803861

              U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

( X )   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended ......... March 31, 1996

(   )   TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

       For the transition period from ............. to ..............

                    Commission file number 33-11875-A

                           MEGALITH CORPORATION
    Exact name of small business issuer as specified in its charter

            COLORADO                                         22-2701047
  (State or other jurisdiction                        (IRS identification No.)
of incorporation or organization)

                  4720 ESCO DRIVE, FORT WORTH, TEXAS 76140
                   Address of principal executive offices

                                817-478-4299
                         Issuer's telephone number

                                    NONE
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13, or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

The number of shares outstanding of the Company's common and preferred stock as of March 31, 1996 are 9,867,346 and 7,286 respectively.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Megalith Corporation and Subsidiary

                         Consolidated Balance Sheet
                                (Unaudited)

                                                  March 31,      March 31,
                                                    1996           1995
                                                ------------    -----------
              ASSETS                             (Unaudited)    (Unaudited)

Current Assets
  Cash                                               (14,488)     (21,750)
  Trade Accounts Rec, net                            638,861       33,875
  Other receivable                                     1,056
  Inventory after adjustments                        768,126
  Prepaid Expenses                                     1,250
  Prepaid Insurance                                   25,934
                                                ------------     --------
    Total Current Assets                           1,420,739       12,125

Plant, Property & Equipment                        8,961,435       54,000
  Less; Accumulated Depreciation                    (163,260)           0
                                                ------------     --------
      Net                                          8,798,175       54,000
Other assets                                           6,130
                                                ------------     --------
    Total Assets                                  10,225,044       66,125
                                                ------------     --------
                                                ------------     --------

       LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts Payable, Trade                            271,524       60,000
  Deposits from customers                             55,198
  American Factors                                   355,949
  Accrued Expenses                                    38,354
  Accrued Interest related to Esco                   210,140
  Short Term Notes to related parties                356,191
  Current Portion of long term debt                  659,110
  Other current liabilities                            5,917
                                                ------------
      Total Current Liabilities                    1,952,383

Long term notes payable net of current portion     3,096,945

Stockholder's Equity
  Preferred Stock, 5,000,000 authorized
    7,286 issued and outstanding
    at March 31, 1996                                 72,860            0

  Common Stock, 50,000,000 authorized
    9,857,346 and 7,512,346 shares
    issued and outstanding at
    March 31, 1996 and December
    31, 1995                                          49,287       11,375
  Additional Contributed Capital                   5,505,866       73,304
  Accumulated deficit                               (452,297)     (78,554)
                                                ------------     --------
    Total Stockholder's Equity                     5,175,716        6,125

  Total Liabilities & Equity                      10,225,044       66,125
                                                ------------     --------
                                                ------------     --------

                      Megalith Corporation and Subsidiary

                      Consolidated Statements of Operations

                             Three Months Ended March 31
                                    (Unaudited)

                                                     1996           1995
                                                 -----------    -----------

Revenues                                           1,136,559         33,875

Cost of Goods Sold                                   718,804         27,750
                                                 -----------    -----------
    Gross Profit                                     417,755          6,125

Expenses:
  Selling, general & administrating exp.             565,917              0
  Depreciation & Amortization                         22,856
                                                 -----------    -----------
                                                     588,773              0
                                                 -----------    -----------
    Operating Income                                (171,018)         6,125

Other income (expenses):                            (111,635)       194,564

    Net Income (Loss)                               (282,653)       200,689
                                                 -----------    -----------
                                                 -----------    -----------

Net Income or (loss) per common and common
equivalent shares                                      (0.03)        0.026

Number of common and common equivalent
shares outstanding                                 9,867,346      7,596,096
                                                 -----------    -----------
                                                 -----------    -----------

                        Megalith Corporation and Subsidiary

                   Consolidated Statements of Stockholder's Equity

                                 March 31, 1996

                                      Preferred Stock        Common Stock
                                          Issued               Issued
                                    -----------------   ----------------------   Additional    Retained       Total
                                              Amount                   Amount      Paid in     Earnings    Stockholder's
                                    Shares   (at Par)     Shares      (at Par)     Capital     (Deficit)      Equity
                                    ------   --------   ----------    --------   ----------    ---------   -------------
Balance December 31, 1996              325     3,250     7,512,346     37,562     4,966,591     (169,644)    4,837,759

Shares issued in S-8 filing                                550,000      2,750        52,250                     55,000

Exercise of option by
director/officer
  Purchase of shares through
  reduction of note payable                                850,000      4,250       208,250                    212,500

Shares issued to cancel notes        6,961    69,610       945,000      4,725       278,775                    353,110

Earnings (Loss) for quarter ended
March 31, 1996                                                                                  (282,653)     (282,653)
                                    ------   -------    ----------    -------    ----------    ---------    ----------
Balance March 31, 1996               7,286    72,860     9,857,346     49,287     5,505,866     (452,297)    5,175,716

                      Megalith Corporation and Subsidiary

                     Consolidated Statements of Cash Flows

                           Three Months Ended March 31
                                   (Unaudited)


                                                         1996           1995
                                                      ----------     ---------

Cash flows from operating activities
    Net income (loss)                                   (282,653)        6,125

  Cash used in operating activities:
    Depreciation and amortization                         22,856             0
    Change in operating assets & liabilities:
        Account receiveables                            (159,743)
        Other receiveables                                43,758
        Accounts payable                                  57,486
        Customer prepayment                               (8,939)
        Accrued expenses                                  10,217
        Inventory                                         16,655
        Prepaid expenses                                 (27,184)
        American Factors                                 355,949
        Accrued Interest                                  30,213
                                                      ----------     ---------
  Net cash provided (used) by op activities               58,615       (34,597)

Cash flow from investing activities                            0       (54,000)
Cash flow from financing activities:

    Principal payment on notes                           (84,000)       60,000
                                                      ----------     ---------
Net increase (decrease) in cash                          (25,385)      (28,597)

Cash, beginning of quarter                                10,897           722
                                                      ----------     ---------
Cash, end of quarter                                     (14,488)      (27,875)

                       MEGALITH CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1996 AND 1995
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements include Megalith Corporation ("Megalith" or the "Company") and its wholly owned subsidiary, Esco Elevator Corporation. These financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

     The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

NOTE B - NOTES PAYABLE TO BANK AND OTHER OBLIGATIONS

In February, 1996, in exchange for canceling notes in the amount of $529,960.00 Company issued 900,000 shares of restricted common stock and 6,499 shares of convertible preferred stock to a group of accredited investors. In addition under a consulting agreement with Samad Group, Company issued 45,000 shares of common stock and 787 shares of convertible preferred stock to Samad Group.

In January an S-8 was filed for 550,000 shares of common stock under two consulting agreements and in February, in exchange for canceling notes to an officer and director of the company in the amount of $212,500, an S-8 was filed with the issuance of 850,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CURRENT OPERATIONS

     Revenues of the Company are derived from the sale of passenger and freight elevators, components and replacement parts manufactured by its wholly-owned subsidiary, Esco Elevator Corporation.

     For the quarter ending March 31, 1996, the revenues from sales of elevators and parts were $1,136,559, with gross profit of $417,755 (or 36.7% of sales). The Company incurred losses of $282,653.00 during the quarter.

     As described under the subsequent events, on May 10, 1996 Company acquired 100% ownership of Vertical Lift Management ("VLM") of Irving, Texas which provides service, maintenance and installation of elevators. This will immediately add to the revenues of the Company and will bring additional elevator sales through VLM. With higher volume of business and buying power, management believes that certain economies of scale may be achieved.

     Company has reduced its liabilities and increased its assets by converting part of the short term debt into equity. This will result in the reduction of interest expense by approximately $5,000.00 per month.

     As described under subsequent events, on June 21, 1996, Company entered into an agreement to acquire 100% of Dalcom Elevator Corporation of Grand Prairie, Texas. After the closing, Company will move the operations of Dalcom to Esco thereby increasing the revenues by more than 100% at an incremental increase in expenses of approximately 50%.

PART II  - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There is no new litigation filed against the Company since the last filing which may have material adverse effect on the Company.

ITEM 2

CHANGE IN SECURITIES

Since the last filing, there has been no change or modification in the rights of holders of common stock of the Company.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

(a) During the period of this filing, there has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

(b) During the period of this filing, no dividends have been declared.

ITEM 4

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There has not been a shareholders meeting during this reporting time period.

ITEM 5

OTHER INFORMATION

SUBSEQUENT EVENTS

     On May 10, 1996, Company acquired 100% ownership of Vertical Lift Management ("VLM") of Irving, Texas. VLM, incorporated as a Texas Corporation on June 21, 1995, started the business of elevator service, maintenance and installation. Since its inception it has secured over 130 service and maintenance contracts. VLM will provide Esco a vehicle to re-enter the service business of elevators. Company plans to open VLM offices in other major cities.

     VLM was acquired for $75,000 cash and 166,666 shares of restricted common stock.

     On June 21, 1996, Company entered into an agreement to acquire 100% ownership of Dalcom Elevator Corporation ("Dalcom") of Garland, Texas. Dalcom is a four year old company in the business of manufacture and sales of elevator cabs and entrances.

     After the closing, Company plans to consolidate the operations of Dalcom with Esco. The consolidation will more than double the sales with about a 50% increase in expenses. Management anticipates continued growth for the Company.

     Dalcom will be acquired for $500,000.00 in convertible preferred stock and reduction in the debt of Dalcom by $600,000.00.

     Company has been raising additional capital from accredited investors. After March 31, 1996 and as of June 21, 1996, it raised $234,000 by issuing 936,000 shares of restricted common stock.

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is eligible to be quoted on the National Association of Security Dealers, Inc. Automated Quotations System (NASDAQ)OTC/BB. The Company has five (5) market makers.

The Company has not paid cash or stock dividends on its common stock in either of its two most recent fiscal years and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. Several of the Company's current shareholders are broker/dealers which hold title to the Company's shares for their customers.

SIGNATURES

In accordance with the requirement of the of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH CORPORATION:


  SYED G. ZAIDI
- -------------------------------------
Syed G. Zaidi, Chairman/CEO/ Director
Date: June 25, 1996


  JAMES W. LANDRUM
- -------------------------------------
Mr. James W. Landrum
Vice President/Director
Date: June 25, 1996