Form 10QSB
period 1996-06-30
MEGALITH CORP
filed 1996-08-16
CIK 803861

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

           ( X ) QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended ............. June 30, 1996

           ( ) TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ................... to ......................

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

     Check whether the issuer (1) has filed all reports required by Section 13, or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]    NO [ ]

     The number of shares outstanding of the Company's common and preferred stock as of June 30, 1996 are 11,418,181 and 11,307 respectively. In addition, Company has granted options to various people to acquire 600,000 shares of common stock for $0.50 each.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       Megalith Corporation and Subsidiary
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                    June 30           June 30
                                                     1996              1995
                                                   --------          --------
             ASSETS                               (Unaudited)       (Unaudited)

    Current Assets
          Cash                                   $    19,599         $(21,750)
          Trade Accounts Rec , net                   639,608           33,875
                                                     -------
          Other receivable                            76,953
          Inventory after adjustments                820,259
          Prepaid Expenses                             1,250
          Prepaid Insurance                           33,463
          Note Receivable                            321,220
                                                    --------         --------
              Total Current Assets               $ 1,912,352         $ 12,125

    Plant, Property & Equipment                    8,962,296           54,000
         Less; Accumulated Depreciation             (204,075)               0
                                                    --------         --------
                    Net                          $ 8,758,221         $ 54,000
    Other assets                                       6,156
                                                    --------         --------
              Total Assets                       $10,676,729         $ 66,125
                                                  ==========         ========


                       LIABILITIES AND STOCKHOLDERS EQUITY


   Current Liabilities
        Accounts Payable, Trade                  $   502,717         $ 60,000
        Deposits from customers                       23,992
        American Factors                             398,312
        Accrued Expenses                              21,340
        Accrued Interest related to Esco             187,488
        Short Term Notes to related parties          356,191
        Current Portion of long term debt            743,110
        Other current liabilities                     28,287
                                                    --------
              Total Current Liabilities           $2,261,437

Long term notes payable net of current portion    $3,019,868

Stockholders' Equity
        Preferred Stock , 5,000,000 authorized
               11,307 issued and outstanding
                at June 30, 1996                 $   113,070         $      0

        Common Stock, 50,000,000 authorized
               11,418,181 and 9,857,346
               issued and outstanding at
               June 30, 1996 and March 31, 1996       57,091           11,375

        Additional Contributed Capital             5,901,604           73,304
        Accumulated deficit                         (676,341)         (78,554)
                                                    --------         --------
                  Total Stockholders' Equity       5,395,424            6,125

        Total Liabilities & Equity               $10,676,729         $ 66,125
                                                  ==========           ======

                       Megalith Corporation and Subsidiary

                      Consolidated Statements of Operations

                           Three Months Ended June 30
                                   (Unaudited)

                                                         1996          1995
                                                       --------      --------

  Revenues                                            $ 725,763      $ 33,875

  Cost of Goods Sold                                    519,315        27,750
                                                       --------      --------
            Gross Profit                                206,448         6,125

  Expenses:
            Selling, general & administrating exp.      292,298             0
            Depreciation & Amortization                  40,815
                                                       --------      --------
                                                        333,113             0
                                                       --------      --------
            Operating Income                           (126,665)        6,125

  Other income (expenses):                              (97,379)      194,564


            Net Income (Loss)                         $(224,044)     $200,689
                                                       ========      ========

Net Income or (loss) per common and common
   equivalent shares                                  $   (0.02)     $  0.026

Number of common and common equivalent
   shares outstanding                                11,418,181     7,596,096
                                                     ==========     =========

                       Megalith Corporation and Subsidiary

                 Consolidated Statements of Stockholder's Equity

                                  June 30, 1996

                                                    Preferred Stock           Common Stock
                                                        Issued                   Issued
                                                ----------------------    -------------------- Additional   Retained       Total
                                                               Amount                  Amount    Paid in    Earnings   Stockholders'
                                                 Shares       (at Par)      Shares    (at Par)   Capital    (Deficit)      Equity

     Balance March 31, 1996                        7,286       72,860     9,857,346    49,287   5,505,866   (452,297)     5,175,716

     Shares issued to cancel notes                 4,021       40,210       266,667     1,333      78,667                   120,210

     Shares issued for cash                                               1,294,168     6,471     317,071                   323,542

     Earnings (Loss) for quarter ended
        June 30, 1996                                                                                       (224,044)      (224,044)
                                                --------     --------    ----------   -------   ---------   --------      ---------
     Balance June 30, 1996                        11,307      113,070    11,418,181    57,091   5,901,604   (676,341)     5,395,424


                       Megalith Corporation and Subsidiary

                      Consolidated Statements of Cash Flows

                           Three Months Ended June 30
                                   (Unaudited)


                                                       1996          1995
                                                     --------      --------

 Cash flows from operating activities
                  Net income (loss)                 (224,044)        6,125

   Cash used in operating activities:
     Depreciation and amortization                    40,815             0
     Change in operating assets & liabilities:
        Account receiveables                             747
        Other receiveables                            75,897
        Accounts payable                             231,193
        Customer prepayments                         (31,206)
        Accrued expenses                             (17,014)
        Inventory                                     21,988
        Prepaid expenses                                   0
        American Factors                              42,363
        Accrued Interest                             (22,652)
                                                    --------      --------
     Net cash provided (used) by op activities       118,087       (34,597)

 Cash flow from investing activities                       0       (54,000)
 Cash flow from financing activities:

                  Principal payment on notes         (84,000)       60,000
                                                    --------      --------
 Net increase (decrease) in cash                      34,087       (28,597)

 Cash, beginning of quarter                          (14,488)          722
                                                    --------      --------
 Cash, end of quarter                                 19,599       (27,875)

                       Megalith Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995
                                   (Unaudited)


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

     The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

NOTE B - NOTES PAYABLE TO BANK AND OTHER OBLIGATIONS

     In April, 1996, in exchange for canceling notes in the amount of $80,000.00 Company issued 266,667 shares of restricted common stock and 4,021 shares of convertible preferred stock to one accredited investor. In addition under a consulting agreement with Samad Group, Company issued 60,000 shares of common stock to Samad Group.

     Between May and June company raised $323,542 from a group of accredited investors by issuing 1,294,168 shares of its restricted common stock. These funds were used to acquire Vertical Lift Management ("VLM") and to cover operating losses at Esco.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CURRENT OPERATIONS

     Revenues of the Company are derived from the sale of passenger and freight elevators, components and replacement parts manufactured by its wholly-owned subsidiaries, Esco Elevator Corporation and by service contracts of VLM.

     For the quarter ending June 30, 1996, the revenues from sales of elevators and parts were $725,763, with gross profit of $206,448 (or 28.44% of sales). The Company incurred losses of $224,044.00 during the quarter.

     On May 10, 1996 Company acquired 100% ownership of Vertical Lift Management ("VLM") of Irving, Texas which provides service, maintenance and installation of elevators.

     As described under subsequent events, on July 8, 1996, Company acquired 100% ownership of Dalcom Elevator Corporation in Garland, Texas. To achieve economy of scale, as of August 10, 1996 Dalcom operations are moved to Esco and its manufacturing is merged into Esco's manufacturing. Prior to merger with Esco, Dalcom had approximately 60 employees. That number is reduced to 25 thereby reducing Dalcom's expenses.



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

ITEM 5

OTHER INFORMATION

SUBSEQUENT EVENTS

     On July 8, 1996, Company acquired 100% ownership of Dalcom Elevator Corporation ("Dalcom") of Garland, Texas. Dalcom is a four year old company in the business of manufacture and sales of elevator cabs and entrances.

     As of August 10, 1996, Dalcom's operations are moved to Esco, in Fort Worth, Texas.

     Since the acquisition of Dalcom, Company's backlog of orders has increased to over $ 5,000,000. Baggby Elevators, a distributor and installer of complete elevators has agreed to purchase 100 elevators per year from Esco. That contract is over $1,400,000 per year.

     Mr. Darrell Armstrong, founder of Dalcom, has been assigned the title of Director of operations and is managing the manufacturing and sales of the combined companies. Mr. Armstrong has 25 years experience in the elevator industry and thereby brings management strength to the Company.

     After September 10, 1996, Company plans to raise additional capital through the sales of its Series "C" preferred stock. In order to do that it will require shareholders meeting to approve the amendment to its Articles of Incorporation authorizing various Series of preferred stock. A shareholders meeting is scheduled for September 10, 1996 at Company's headquarters.


MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is eligible to be quoted on the National Association of Security Dealers, Inc. Automated Quotations System (NASDAQ)OTC/BB. The Company has seven (7) market makers.

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

SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MEGALITH CORPORATION:

     /s/ Syed G. Zaidi
     --------------------------------
     Syed G. Zaidi, Chairman/CEO/ Director
     Date: August 15, 1996

     /s/ James W. Landrum
     ---------------------------
     Mr. James W. Landrum
     Vice President/Director
     Date: August 15, 1996