Form 10KSB
period 1996-09-30
MEGALITH CORP
filed 1997-03-19
CIK 803861

                 U. S. Securities and Exchange Commission
                         Washington, D.C. 20549

                            -----------------

                                FORM 10-KSB

(Mark One)
    [X]   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                        or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from __________ to __________


                          Commission File Number 33-11875-A

                             MEGALITH CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Colorado                                         22-2701047
     (State or other jurisdiction                          (IRS Employer
   of incorporation or organization)                      Identification No.)

Address of principal executive offices: 4720 Esco Drive, Fort Worth, Texas 76140

       Issuer's telephone number:                      (817) 478-4299

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(b) of the Exchange Act:
                           Title of each class:  COMMON STOCK, $.005

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes      No  X
                                                                ---     ---

Check if there is no disclosure of delinquent filers pursuant to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                               ---

The issuer's revenues for its most recent fiscal year were $2,530,056.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 17, 1997 (based upon the last sales price of $2.06, as reported by the NASD Bulletin Board) was $22,572,000.

The number of shares outstanding of the Company's common stock as of March 17, 1997 is 16,838,433 shares.

PART  I


ITEM 1.  DESCRIPTION OF BUSINESS.

ORGANIZATION AND BUSINESS

     Megalith Corporation ("Megalith" or the "Company") was incorporated on November 3, 1995 in the State of Colorado. Pursuant to Articles of Merger filed on January 4, 1996, Megalith was merged with Overline Corporation, a Delaware corporation formed in 1986 ("Overline"), and Megalith was the surviving entity of the merger. In connection with the merger, all outstanding shares of Overline were exchanged for an equal number of shares of Megalith. For approximately five years prior to the merger on November 27, 1995, Overline had been essentially inactive, other than for its efforts in seeking business opportunities.

     Effective as of November 27, 1995, the Company, through its newly-formed subsidiary (Esco Elevator Corporation), acquired substantially all of the assets of Esco Elevators Inc. and Esco Properties, Inc. (the "Esco Assets"). Upon the acquisition of the Esco Assets on November 27, 1995, the Company's principal business is the manufacture and sale of custom passenger and freight elevators. Esco Elevators Inc. had manufactured, sold and serviced elevators since 1932.

     The Esco Assets were acquired by the Company pursuant to a Plan of Reorganization of Esco Elevators Inc. and Esco Properties Inc. which was approved by the U.S. Bankruptcy Court on October 12, 1995. Esco Elevators Inc. and Esco Properties Inc. (collectively, "Old Esco"), based in Fort Worth, Texas, had filed for relief under Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. A Bankruptcy Trustee was appointed by the Court on January 10, 1995, and the Trustee soon thereafter entered into a management agreement with Epsitek, Inc., a Delaware corporation, for the operation of Old Esco from January through November, 1995. In June 1995, the Trustee and Epsitek, Inc. jointly filed the Plan of Reorganization of Old Esco, whereby Epsitek, Inc. would purchase substantially all of the assets from the Bankruptcy Estate. Effective November 27, 1995, Epsitek, Inc. assigned to Esco Elevator Corporation, the wholly-owned subsidiary of the Company, all of its rights and equity in Old Esco, including the right to acquire the Esco Assets pursuant to the Plan of Reorganization and the accounts receivable generated during the time of the management agreement, subject to expenses required to be paid during the same period.

     The Esco Assets were acquired in exchange for $808,000 cash paid to the Bankruptcy Estate of Old Esco, assumption by the Company of certain installment debt and other obligations of Old Esco aggregating $4,273,642, and the issuance to Epsitek, Inc. of 4,268,000 shares of the common stock of the Company. In addition, the Company assumed indebtedness totaling $1,425,066 and received certain assets from Epsitek, Inc. in connection with the purchase of the Esco Assets. $800,000 of the cash consideration at closing was borrowed from certain shareholders or related parties of the Company on short term notes bearing interest of eight percent, of which $200,000 of principal on the notes was canceled in exchange for shares of common stock of the Company upon the exercise of a stock option agreement by the chief executive officer of the Company on December 4, 1995. An additional $325,000 of that debt has also been canceled upon the issue of shares of the Company's Common Stock to the noteholders. Of the debt assumed by the Company, $3,407,177 was due to an individual who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens. The remaining debt assumed by the Company is owed to various financing institutions and vendors for certain items of equipment or improvements which are included in the assets acquired by the Company. With one exception, all of the notes have installment payment provisions of varying terms that are specified by the Plan of Reorganization.

     On July 9, 1996, the Company acquired 100% of the outstanding shares of Dalcom Elevator Corporation ("Dalcom"), a private company located in Garland, Texas which manufactures and markets elevator cabs and entrances. In connection with that purchase, the Company received certain equipment, accounts receivables, the customer list and the backlog of customer orders. In exchange, the Company assumed certain indebtedness of Dalcom and issued 944,520 shares of the Company's restricted Common Stock. Immediately after the closing, the indebtedness was reduced by a cash payment of $250,000. The Company is presently in negotiation with the previous owner of Dalcom to cancel a portion of the indebtedness assumed by the Company and receive back all of the shares issued in the transaction to the treasury of the Company.

OPERATIONS

     Operations of the Company are conducted principally through its subsidiary, Esco Elevator Corporation. As used hereinafter, "ESCO" may refer to the Company or its products after the purchase on November 27, 1995, as well as to activities of the predecessor, Esco Elevator, Inc., prior to November 28, 1995. ESCO is a manufacturer of custom hydraulic elevators and related products. Having been in the elevator business since 1932, ESCO is considered a leader in custom-designed hydraulic elevators. ESCO's products are sold primarily in the U.S. through approximately 100 nonexclusive distributors and independent elevator sales and installation companies. Its products have also been regularly sold to the major elevator companies, such as Otis, Dover and Schindler, whose customers require the ESCO hydraulic elevator or components. Over the years, ESCO elevators have been installed in facilities of many well known corporations and public buildings across the U.S. Historically, ESCO has also provided installation and construction services for its elevators and, to a lesser extent, service and repair of existing elevator installations primarily from various service centers in the Southwestern U.S. The Company's service and installation business is presently limited and all operations are presently conducted from its main facility in Fort Worth, Texas. ESCO's main facility, constructed in 1981, is located at 4720 Esco Drive, Fort Worth, Texas and consists of approximately 195,000 sq. ft. of manufacturing, warehouse and office facilities on 19 acres of prime industrial land in Southeast Fort Worth.

     Management believes that the Americans with Disabilities Act (ADA), requiring elevator access for all multi-story buildings of public accommodation and in commercial facilities, will be instrumental in substantially increasing the sales of ESCO elevators. ESCO has historically sold its products only in the U.S. Current management, however, brings international sales, marketing and manufacturing experience and intends to aggressively pursue elevator sales in the Pacific Rim, South America, Middle East and Europe.

     Demand for the ESCO elevators is expected to grow as the result of the Americans with Disabilities Act adopted in 1992 by Congress, which essentially requires all new and existing multi-story buildings to provide elevator access in all buildings of public accommodation and commercial facilities. ESCO's major expertise is in constructing smooth riding hydraulic elevators and low cost holeless elevators. This patented ESCO technology is specifically useful in retrofitting existing buildings with elevators at minimum installation costs.

     As of the end of February, 1997, ESCO had a backlog of orders of approximately $3,500,000 from various customers, primarily from independent elevator installation companies. Based upon limited production capabilities and working capital in the year following the emergence from bankruptcy, ESCO's sales were $2,530,056 for the 10 month period ended September 30, 1996, as compared to approximately $2.8 Million for the calendar year 1995 while operating in bankruptcy. Esco Elevators Inc. had sales in excess of $14,000,000 in calendar 1994, prior to the Chapter 11 bankruptcy filing in December, 1994. With a concentrated marketing effort and appropriate financing, management anticipates the sales of the ESCO elevator products can be increased to the pre-bankruptcy levels and, with adequate cost controls (aided in part by the prior bankruptcy action), management believes the business can quickly return to profitability.

JOINT VENTURE AGREEMENT - CHINA

     On January 16, 1997 Shaanxi Elevator Corp. in the Province of Shaanxi in China and Esco Elevator Corporation entered into a Joint Venture Agreement to manufacture and market a full line of hydraulic and traction elevators and related products. Under the terms of the agreement, the provincial government will provide a large plant capable of producing $100 million in products a year. Esco will equip and manage the plant and China Shaanxi Elevator Corp. will market the Joint Venture's elevators through its 36 offices in China. Esco will have the right to market the products of the Joint Venture throughout North, Central and South America, as well as to continue to manufacture and market elevators from its existing facilities in Fort Worth, Texas.

     Simultaneous with the execution of the Joint Venture Agreement, Esco received an order from China Shaanxi Elevator Corp. for a minimum of 250, and up to 400, hydraulic elevators valued at $19 million to $30 million. Esco is to commence the production of this order immediately so as to open the China market as soon as possible for the benefit of the Joint Venture. The Company believes this order will be a "perpetual order" since the joint venture plant, when operating at full capacity, is expected to supply only a small portion of China's total needs.

HISTORICAL BACKGROUND OF ESCO

     In 1932, Robert F. Loughridge founded the Elevator Service Company, which pioneered the development and improvement of hydraulic passenger, freight and special purpose elevators. In the mid-1930s, Elevator Service Company designed and built the first push-button operated, plunger-type, hydraulic elevator. As demand for this smooth-riding, cost-effective system increased, the company grew accordingly. In 1956, Elevator Service Company became Esco Elevators Inc.

     By the early-1980's, ESCO became the nation's largest supplier of individual hydraulic elevator components and the second largest supplier of complete hydraulic elevator systems. ESCO manufactured systems and components for companies throughout the United States, including every major elevator company and more than 400 independent distributors and developers. Some of the best known corporations in the U.S. have installed ESCO elevators. ESCO has installed over 35,000 elevators throughout the U.S., most with the unique ESCO patented designs. Hydraulic elevators, which is the ESCO mainstay, are used primarily on shorter travel distances and slower speed applications. By comparison, "traction" elevators, which are not produced by ESCO, are used in applications requiring greater speed and travel distances.

     ESCO has an impeccable reputation for quality and designs of its products. ESCO has built various sizes of custom designed elevators including some of the largest freight and specialty elevators. Most of the major elevator companies, such as Otis, Dover and Schindler have been, and continue to be, customers of ESCO and purchase custom built elevators from ESCO as their subcontract manufacturer.

     Although Mr. Loughridge had built the new facilities in 1981 and installed equipment that could produce sales of an estimated $75 million annually at full capacity, he intentionally maintained a sales volume not to exceed $25 million annually. Furthermore, ESCO has never pursued the overseas markets.

     In 1988, Mr. Loughridge became seriously ill and was unable to attend to the business. This event would have a very negative impact on his company. Thereafter, his widow (now Mrs. McMillan) managed the business and, in 1990, sold ESCO to an individual. This former owner, on November 30, 1994, while facing cash flow problems at ESCO, entered into an agreement for the sale of ESCO to Overline Corporation in a transaction that included the assumption of existing indebtedness by Overline. Overline Corporation quickly realized that in order to bring ESCO back to a profitable stage, a significant capital infusion would be necessary. In addition, ESCO was behind in payments to its secured and unsecured creditors for several months. Furthermore, at the time of the sale, the payroll checks to the employees for the period immediately preceding the sale had bounced due to insufficient bank funds. Realizing the gravity of the situation, the new owners of ESCO placed ESCO under the protection of Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. The filing of the bankruptcy petition resulted in the shutdown of operations for a period of about two weeks. At the time of the shutdown, ESCO had a backlog of orders of over $6 million, secured debt of approximately $4 million and unsecured claims of approximately $2.5 million. On January 10, 1995 the Bankruptcy Court appointed a Trustee to manage the assets and operations of ESCO. As described more fully above, Epsitek, Inc. obtained a management agreement with the Bankruptcy Trustee for the management of ESCO and subsequently acquired substantially all of the assets of ESCO. Significant for the Company is that the majority of the current employees of ESCO have many years of experience in the elevator industry, and in particular with ESCO, in the manufacture, sales and servicing of its elevators.

        ELEVATOR PRODUCTS

     In the elevator industry, there are two basic types of elevators, hydraulic and traction. In a hydraulic elevator, the movement of the car upward is by hydraulic fluid under pressure from a pump to a jack unit. To lower the car, a valve opens and gravity lowers the car. The starting and stopping of the elevator is controlled by a valve. The weight of the elevator is supported by a hydraulic jack. The building does not have to be designed to support the elevator. This results in less building costs and greater flexibility as to where the elevator can be located in the building. The hydraulic elevators are primarily used on shorter travel distances and slower speed applications. By comparison, traction elevators are used in applications requiring greater speed and longer travel distances. Hydraulic elevators are much more economical to install and maintain than traction elevator equipment.

     By comparison, in a traction elevator, the movement of the car is by a cable attached to the car and a counterweight that moves over sheaves that turn, causing the cable to move, which in turn causes the car to move. The "traction" designation comes from the traction between the cable and the sheaves. The building has to be designed to support the complete elevator and the driving machine.

     ESCO manufactures a complete line of hydraulic elevators, that is, the complete system which consist of the jack unit, sling platform, cab, entrances, pump unit, and controller.

     The standard hydraulic elevator has travel limitations due to the column strength of the plunger and the cost of drilling the hole for the jack unit. ESCO's patented CA-CY elevator overcomes these restrictions. ESCO also manufactures the holeless elevator which normally has a jack unit on each side of the hoistway. This type of elevator also has travel limitations due to the design and hoistway construction. ESCO also designs and manufactures all components of the elevators including the entrances which are UL listed and sells them as separate items. ESCO designs and manufactures a complete line of cabs for both passenger and freight use. ESCO designs and manufactures a complete line of jack units, including the polishing of plungers and fabrication of the cylinders. ESCO also designs and manufactures a complete line of controllers and a line of pump units. ESCO manufactures and designs a complete line of freight elevators, of which the largest has been a unit that with a 60,000 pound capacity and a sling platform and cab large enough to handle a complete tractor and trailer. ESCO also manufactures several items that are used by the industry in general, such as, silencers and guide shoes. ESCO also has significant sales of parts for maintaining elevators that were manufactured and shipped in previous years.

          STANDARD HYDRAULIC ELEVATORS

     As indicated above, ESCO manufactures a complete line of hydraulic elevators. ESCO designs and manufactures a standard hydraulic elevator, which has a plunger located under the car. Normally, the cylinder for a standard hydraulic elevator is buried in the ground. The primary benefits of hydraulic elevators are (i) lower cost for the elevator unit, (ii) lower building construction costs, and (iii) installation can be made even after the construction of the building is complete, thereby making these the ideal products for retrofitting existing buildings. Hydraulic elevators are very reliable and cost less to maintain than traction elevators. The cost of construction of the building is lower with a hydraulic elevator because the structure does not have to support the weight of the elevator and does not require a penthouse for the elevator equipment as required by the traction type elevators.

          886 HOLELESS ELEVATORS

     The ESCO "886" elevator is an economical elevator system for fast delivery and easy installation. The dual jack design provides a quiet, smooth, solid feel and allows for an optional center-opening door arrangement in addition to the standard single-slide door. A hospital model is also available. The 886 is a holeless elevator which consists of two jack units above ground and is usually located on each side of the hoistway, thereby eliminating the need for drilling a hole in the ground to bury the jack unit.

     In the 886, the power unit contains all the electric and hydraulic equipment and is located in the machine room. The motor, pump and valve are easily accessible, and the two jacks are self-aligning.

          CA-CY  ELEVATORS

     ESCO manufactures its patented product called a cable cylinder elevator which is referred to as a CA-CY. This combines the benefits of hydraulic with cable technologies. In this elevator the plunger, or the driving force, consists of a piston attached to a cable which is nylon coated. The cable attaches to an elevator, up over the sheaves in the overhead, with the other end attaching to a piston in the cylinder on each side of the hoistway. This design has all of the advantages of a traction elevator in that there is no limit to the travel. However, ESCO has limited the speed of this type of elevator to 200 feet per minute, primarily to achieve lower cost.

          OTHER PRODUCTS

     ESCO's DUMBWAITER is a revolutionary application of hydraulics to vertical materials handling. The hydraulic cylinder forms part of the supporting structure which is made in sections for high rise installations. These sections bolt together requiring no special tools for field alignment. The dumbwaiter is virtually unlimited in its travel and number of openings served and is equally suitable for handling mail, package goods, merchandise, food and other materials in low and high rise buildings.

     ESCO has not made significant efforts to market this product since the mid-1970s. However, management believes the unit can be marketed successfully through existing elevator distribution channels. Although there are existing companies manufacturing and selling dumbwaiters, there exist a sufficient demand to warrant reentry into the market for the ESCO hydraulic dumbwaiter.

     ESCO patented a product to assist in getting in and out of the swimming pools for young, old and the handicapped, which is called a "MERMAID LIFT." The unit looks like a ladder and operates like an elevator. This product operates on water pressure from the household garden hose. When a person needs to get out of the pool, he/she steps onto the unit. The weight on the step trips the valve causing water to flow into a power piston and the step, along with the handrails, rises and automatically stops at the pool deck level. The Lift remains at the top position as long as weight remains on step. When weight is removed, the step and the rails automatically descend and is ready for the next upward trip.

     ESCO apparently made no efforts to market this product after designing and field testing the unit. Management believes that with the passage of the Americans with Disabilities Act discussed previously, the time is right to aggressively market this product to public places with access to swimming pools, such as hotels and health and fitness facilities. The product is inexpensive to manufacture and could be sold at high margins.

MARKETING AND DISTRIBUTION

     Historically, ESCO has not been aggressive in marketing its products. Most of the sales have been generated by word of mouth and by elevator products distributors, contractors and other elevator companies such as Otis, Dover, Montgomery and Schindler. These customers typically call for quotes and place orders at some later date. The Company is pursuing plans to improve upon the marketing of its products, including a public relations efforts.

     The most significant efforts at increasing markets for the Company's products has been in connection with overseas markets. As discussed above under "JOINT VENTURE AGREEMENT - CHINA", the Company has taken clear and present action at expanding its overseas markets. Historically, the founder of ESCO was not interested in pursuing business outside the U.S. Contrary to that, the management of Megalith, with its experience in international sales, believes that the elevator business in the developing nations is growing at a much faster pace than in the U.S. The market in the U.S. for elevators has been mature for a long time and, with the exception of the impact of the Americans with Disabilities Act for retrofitting existing buildings, the market growth is stabilized. The major elevator companies attribute much of their revenues to the business in developing countries. Even in the U.S., the Americans with Disabilities Act should make ESCO a major benefactor, since its elevators provide the ideal and inexpensive solutions to retrofit existing buildings.

     In the domestic market, ESCO will continue to obtain orders for its elevators, components and spare parts directly from contractors and developers. Historically, ESCO obtained a significant amount of sales volume from the major elevator companies. Future sales to those customers will depend upon ESCO's ability to re-establish production capabilities following the negative events of the bankruptcy proceedings discussed previously. ESCO will continue to obtain the majority of its sales of elevators through the distributors and independent elevator sales and installation companies as it has done in the past.

     The Company is not dependent upon one or a few major customers for its sales at present.

COMPETITION

     The elevator industry is dominated by a few large companies, including Dover, Otis and Schindler. In addition, numerous smaller companies, which generally have only a regional focus, are competitors of ESCO. Although there are about 20 elevator manufacturing companies in the U.S., ESCO is a very well known company, having delivered over 35,000 elevators around the U.S. during the last 62 years. Although the major companies (Dover, Otis and Schindler) may be seen as competitor's of ESCO, they are also customers of ESCO. Increases in their sales may also result in increased sales for ESCO since many of the ESCO custom elevators are placed by the 'majors' in locations around the U.S. ESCO will continue to obtain orders for its elevators, components and spare parts directly from contractors and developers and not necessarily through the major manufacturers indicated above. In addition, ESCO will continue the majority of its sales of elevators through the distributors and independent elevator sales and installation companies as it has done in the past.

     The smaller 2nd-tier manufacturing companies, which are more-or-less ESCO's direct competition, include Cemcolift Corporation, Minnesota Elevator, EECO, Canton Elevator, Amlift International, American Crescent Elevator, and U.S. Elevator. A profile is provided below on each of these companies.

          1) Cemcolift Corporation: Located in Plumsteadville, PA. Family owned and operated for over 30 years. Supplies complete hydraulic elevator packages to the elevator industry. Even though this company is a complete supplier of package product, they do not produce all components in house. Company has annual sales of $20 million. Company has a focus on the eastern United States market, and does not have an overall U.S. market distributorship set-up. Cemco has tried to venture into the Pacific Rim market with not much success. Maintains a profile of U.S. The quality of products does not match with that of Esco.

          2) Minnesota Elevator- Located in Mankato, Minn. Family owned and operated with annual sales of approximately $18 million. Supplies complete elevator package units but does not produce all components in house. Company has a service concentration in the Minnesota State area. Currently does not have a national distributorship chain set up. Has not ventured into the international market except few limited projects. Has no desire to venture into the Pacific Rim arena because limited resources.

          3) EECO- Located in Los Angles, CA.- Privately owned and operated with products limited to supplying complete package units. This company is known for its hydraulic valves and various components to the industry. Over the last five years it has started to supply elevator package units. It does not produce all components in house and depends on outside supplier for most of them. It has annual sales of approximately $20 million.

          4) Canton Elevator- Located in Canton, Ohio, Privately owned and operated for over 30 years. Supplies a complete package unit to a limited customer base. Does not solicit nationally nor internationally. Approx. yearly sales $12 million.

          5) Amlift International- Located in Rosoreta, MX. This company is new into the market and manufactures all products in Mexico. With the products produced outside the U.S. it cannot be used on most government projects. This company will have limited access to the U.S.

          6) American Crescent Elevator- Located in Mississippi, limited to local market share of approx. $4 million per year.

          7) U.S. Elevator- Plant located in Mexico with limited customer base in the U.S. Company does not have much customer following.

EMPLOYEES

     The Company and its subsidiaries currently employ approximately 63 full time employees, all of which are in its elevator manufacturing operation. This employment level is expected to grow as the Company obtains expected increase in sales.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The primary assets of the Company are the improved real estate and equipment owned by Esco Elevator Corporation which is located at 4720 Esco Drive, Fort Worth, Texas. The manufacturing facility, constructed in 1981, is in excellent condition and consists of buildings of approximately 195,000 square feet (including 40,000 square feet of office space) and 19 acres of prime industrial land. The present manufacturing and office facilities are in excess of that required for the current level of operations, which provides ample space and capacity for growth.

ITEM 3.  LEGAL PROCEEDINGS.

     NORDIC V. MEGALITH, Case # 9612396-B, is pending in the 44th Judicial District Court Dallas County and a trial date is currently set for June 16, 1997. The suit is on a promissory note, with an original purchase price of $1,800,000.00, consisting of $150,000.00 cash and $1,650,000.00 promissory note. Discovery is pending in this action. Total liability by the Company in this action is currently believed to be approximately $25,000.00, as payment demand's have been made by Plaintiff in this action for that amount.

     In MEGALITH V. PETER DEWAN, File #97-00022, 298th Judicial District Court Dallas County, a suit on Tortuous Interference with contact, was filed by Megalith and is pending. However, no trial date is currently set, and no motions are pending. There is no potential for liability, because as of November 19, 1996, no counter claim had been filed. Management is proceeding vigorously with this action to prohibit Mr. Dewan from continued contact with any vendors or customers of Megalith.

     In RICHARD M. BUFERD, II., V. DALCOM MANUFACTURING, INC., AND MEGALITH CORPORATION, File # 96-11299-H, 160th Judicial District Court, Dallas County Plaintiff's have a Motion for Summary Judgment set on February 24, 1997. This is a Suit on Lease of real property located at 210 E. Buckingham, Garland Texas. This is for a lease entered into by Dalcom Mfg. Inc., and not Megalith. It is very unlikely that any judgment shall be taken against Megalith on this action. Management has taken the position that no liability is owned, and this action is being fully litigated.

     HENRY C. SEALS, TRUSTEE, ET AL, V. DICK ELLIS DAVIS, ET AL, V. OVERLINE CORPORATION ET AL (MEGALITH), Civil Action # 4:95-CV-839-Y, U.S. District Court for the Northern District of Texas, Fort Worth Division. There are no trial or motion settings at this time, and no scheduling order that Megalith is aware of. It is currently unknown what the basis of this action involves, as Megalith was made a party solely due to the overlapping directors and officers it shared with Cassco Capital Co. There has been no affirmative evidence that Megalith is a proper party, and is unlikely that Megalith has any liability. Management is awaiting Mr. Davis' amended pleadings to determine the basis of this action, and will make a determination as to how to proceed based upon that information. The Company does not believe that it has any responsibility nor liability in this action.

     PACIFIC PLUS INTERNATIONAL INC., V MEGALITH CORPORATION AND ESCO ELEVATORS, INC. #97-00283-D, Dallas County Court at Law #4. This is a suit based upon a credit account set up by Dalcom with Pacific Plus in the approximate amount of $15,000.00. This is for a line of credit entered into by Dalcom Mfg. Inc., and not Megalith. It is very unlikely that any judgment shall be taken against Megalith on this action. Management has taken the position that no liability is owned, and this action is being fully defended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996. However, on December 18, 1996, a special meeting of shareholders was held. At this meeting, Dr. Arthur H. Malcolm submitted his resignation as Director.

     The following actions were adopted at this special meeting:

          (1) Syed G. Zaidi, James W. Landrum, Mohammed Sharabash, Bashir G. Ahmed and Arthur Steber were elected to serve as members of the Board of Directors.

          (2)  An Amendment to the Articles of Incorporation was adopted to
(i) divide the Company's authorized Preferred Stock into series of preferred shares and to fix and determine the relative rights, limitations, and preferences of the shares of the Company's Series A, B, and C Preferred Stock, and (ii) to grant the authority to the Board of Directors of the Company to fix and determine the relative rights, limitations, and preferences of the remaining series of the Company's Preferred Stock.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As indicated above, the Company's Common Stock became publicly-traded on June 6, 1987, However, from 1989 until 1995, the Company was essentially inactive and elected to become a non-reporting company for SEC purposes. In November 1994, the Company again became a reporting company and applied for a listing on NASDAQ OTC/BB and, on November 14, 1994, the Company started
trading under the symbol "OVRL".   In connection with the Merger of Megalith
and Overline described above, the Company received the new trading symbol
"MEGH".

The following table sets forth, for the periods shown, the range of the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                               Bid Price
                                               ---------
                                            High        Low
                                            ----        ---
    Fiscal 1995:         1st quarter        n/a         n/a
                         2nd quarter        n/a         n/a
                         3rd quarter        n/a         n/a
                         4th quarter        n/a         n/a

    Fiscal 1996:         1st quarter        1.25        0.25
                         2nd quarter        1.13        0.13
                         3rd quarter        1.00        0.31
                         4th quarter        1.00        0.56

On December 31, 1996, the Company had approximately 342 stockholders of record of its common stock. The Company has not paid cash or stock dividends on its common stock in either of its two most recent fiscal years and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. Several of the Company's current shareholders are broker/dealers which hold title to the Company's shares for their customers.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DESCRIPTION OF CURRENT OPERATIONS

     As discussed more fully in Item 1, Part I above, the Company, through its wholly-owned subsidiary, Esco Elevator Corporation, acquired substantially all of the assets (the "Esco Assets") of Esco Elevators Inc. and Esco Properties, Inc. effective as of November 27, 1995. The Esco Assets were acquired by the Company pursuant to a Plan of Reorganization of Esco Elevators Inc. and Esco Properties Inc. (collectively, "Old Esco"), two affiliated companies that had filed for relief under Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. During the period of January through November, 1995, Old Esco was operated by a private company, Epsitek, Inc., under a management agreement with the Bankruptcy Trustee. Upon the acquisition of the Esco Assets, the Company began the operation of its principal business in the manufacture and sale of custom passenger and freight elevators. For approximately the five years prior to November 27, 1995, the Company had been essentially inactive, other than for its efforts in seeking business opportunities.

RESULTS OF OPERATIONS

     Revenues of the Company are derived from the sale of passenger and freight elevators, components, and replacement parts. To a lesser extent, the Company obtains revenues from the installation and servicing of elevators generally within the State of Texas, and relies upon sub-contractors to perform the majority of such services. The revenues and expenses reflected in the financials of the Company for the year ended September 30, 1996 include only the period from the purchase of the Esco Assets on November 27, 1995 to the end of the year, or a period of about ten months. Also, the Company did not have active operations in the preceding year, and the only expenses incurred were in the maintenance of the corporate entity and in seeking other business opportunities. Therefore, the presence of active operations for a period of only ten months and the lack of comparative data in the same period in the preceding year, provides only limited operating information for the purposes of comparative analysis.

     For the period of approximately ten months from the purchase of the Esco Assets, the revenues from the sales of elevators, components, replacement parts, and service was $2,530,056, with a gross profit of $205,397 (or 8.1% of sales). The Company had no operating revenues in the prior year. The operating loss for the current year was $1,805,613, as compared to an operating loss of $80,704 for the previous year. After interest and other non-operating expenses, the Company had a net loss of $2,127,239 for the current year, as compared to a net loss of $80,704 for the prior year.

     All revenues in the current year were generated in operations of the elevator manufacturing subsidiary. Of the operating expenses, the majority were incurred in connection with elevator manufacturing; however, approximately $330,000 of G&A costs were incurred in connection with corporate and executive costs for the development and execution of the Company's growth and financing efforts. The interest expense was incurred primarily in connection with the installment debt related to the Esco Asset purchase. The Company's efforts are currently directed at increasing sales and operating profits at its elevator manufacturing subsidiary, following a period of severe sales decline as a result of the bankruptcy of Old Esco.
The gross revenues are expected to remain at an average of approximately $300,000 per month until such time as the Company has completed satisfactory financing arrangements that will ultimately permit a steady growth in sales provided by a sustained marketing effort, both domestically and in the foreign markets. However, more rapid growth could potentially be obtained by commencing deliveries on the China Joint Venture. However, that venture is also dependent upon adequate financing. Upon the completion of financing, the Company intends to commit funding to its marketing for the remainder of the year, which will tend to increase S,G&A costs over present levels. Conversely, such refinancing is also expected to reduce the interest expense burden of the Company. The manufacturing plant is operating at far less than its design capacity and, with the present low volumes, results in cost inefficiencies. The present headcount of 63 employees compares with a total headcount of approximately 150 in the predecessor company during periods immediately prior to the bankruptcy.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company had a working capital deficit of $2,689,086 as of September 30, 1996. A primary element of this deficit was the short term debt assumed in connection with the acquisition of the Esco Assets. The capital resources to fund operations and complete the acquisition of the Esco Assets was provided primarily by short term loans to the Company. Until such time as revenues have increased substantially over the current level, or the current debt burden is refinanced, or both, the Company can be expected to utilize additional working capital in its operations. For the liquidity needs of the Company in the following twelve months, the Company is dependent upon the operating cash flows generated from the elevator business and on proceeds from loans and the sale of company stock. However, the Company does not presently have available lines of credit to provide the necessary working capital for expansion expected to occur in the coming year. Therefore, the Company is currently seeking to refinance a substantial portion of its existing short and long term debt with a combination of long term debt and equity, while simultaneously providing additional working capital. In the interim period, however, the Company intends to factor its accounts receivable to provide an immediate source of working capital. Also, subsequently to September 30, 1996, the Company has sold shares of its capital stock in private placements for cash, and may also do so in the future in order to raise capital.

SUBSEQUENT EVENT - JOINT VENTURE AGREEMENT WITH CHINA PROVINCE

     On January 16, 1997 Shaanxi Elevator Corp in the Province of Shaanxi in China and Esco Elevator Corporation entered into a Joint Venture Agreement to manufacture and market a full line of hydraulic and traction elevators and related products. Under the terms of the agreement, the provincial government will provide a large plant capable of producing $100 million in products a year. Esco will equip and manage the plant and China Shaanxi Elevator Corp will market the Joint Venture's elevators through its 36 offices in China. Esco will have the right to market the products of the Joint Venture throughout North, Central and South America, as well as to continue to manufacture and market elevators from its existing facilities in Fort Worth, Texas.

     Simultaneous with the execution of the Joint Venture Agreement, Esco received an order from China Shaanxi Elevator Corp for a minimum of 250, and up to 400, hydraulic elevators valued at $19 million to $30 million. Esco is to commence the production of this order immediately so as to open the China market as soon as possible for the benefit of the Joint Venture. The Company believes this order will be a "perpetual order" since the joint venture plant, when operating at full capacity, is expected to supply only a small portion of China's total needs. The financial impact this venture may have on the Company has not been fully evaluated.

ITEM 7. FINANCIAL STATEMENTS

MEGALITH CORPORATION

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . 14

Balance Sheets, September 30, 1996 and 1995. . . . . . . . . . . . . . . . . 15

Statements of Operations for Years Ended September 30, 1996 and 1995 . . . . 16

Statement of Changes in Stockholders' Equity for the
  Year Ended September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 17

Statements of Cash Flows for the Years Ended September 30, 1996 and 1995 . . 18

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Megalith Corporation

We have audited the accompanying consolidated balance sheets of Megalith Corporation (a Colorado corporation) and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Megalith Corporation and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred a significant net loss for the year ended September 30, 1996 and needs capital to maintain adequate levels of working capital and develop the markets for its products and, in particular, the Joint Venture in China. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Boamah Boachie, CPA

Dallas, Texas
March 13 , 1997

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       MEGALITH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,    September 30,
                                                              1996             1995
                                                          -------------    -------------
               ASSETS
Current Assets:
 Cash                                                      $  131,438      $    489
 Trade accounts receivable, net                               195,343           -
 Other receivables                                             75,000           -
 Inventory                                                    616,126           -
                                                           ----------      --------
   Total Current Assets                                     1,017,907           489
                                                           ----------      --------

Plant, Property and Equipment                               9,102,366        29,000
 Less:  Accumulated depreciation                            (525,630)        (4,143)
                                                           ----------      --------
   Net Plant, Property & Equipment                          8,576,736        24,857
                                                           ----------      --------

Goodwill                                                      655,930           -
Other Assets, net of amortization                               2,180           -
                                                           ----------      --------
   Total Assets                                            10,252,753        25,346
                                                           ----------      --------
                                                           ----------      --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable, trade                                      594,767           -
 Customer prepayments                                          74,760           -
 Accrued expenses                                             333,037           -
 Property and payroll taxes payable                           556,044           -
 Accrued interest related to Esco asset
  acquisition                                                 187,489           -
 Obligation on Dalcom Acquisition                             166,000           -
 Short term notes payables to related parties                 918,896        76,562
 Current portion of long term debt                            876,000           -
                                                           ----------      --------
   Total Current Liabilities                                3,706,993        76,562
                                                           ----------      --------
Long term notes payables, net of current portion            3,181,176           -

Stockholders' Equity:
 Convertible preferred stock, Series A,  $10 par value;
  5,000,000 shares authorized; 8,807 shares
  outstanding at September 30, 1996                            88,070           -
 Common stock, $.005 par value; 50,000,000 shares
  authorized; 14,597,862 and 1,554,346 shares
  issued and outstanding at September 30, 1996
  and September 30, 1995, respectively                         72,989         7,772
 Additional paid-in capital                                 5,395,809       105,907
 Stock subscriptions received                                  99,850           -
 Accumulated deficit                                       (2,292,134)     (164,895)
                                                           ----------      --------
   Total Stockholders' Equity                               3,364,584       (51,216)
                                                           ----------      --------
   Total Liabilities and Stockholders' Equity            $ 10,252,753     $  25,346
                                                           ----------      --------
                                                           ----------      --------

                               SEE ACCOMPANYING NOTES.

                        MEGALITH CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED SEPTEMBER 30,

                                                          1996          1995
                                                     ------------    ----------
Revenues                                             $  2,530,056    $    -

Cost of Goods Sold                                      2,324,659         -
                                                     ------------    ----------

   Gross profit                                           205,397         -

Expenses:
 Property taxes                                           321,412         -
 Liability and casualty insurance                         179,516         -
 Selling, general & administrative expenses               921,334        76,562
 Provision for doubtful accounts                           63,118         -
 Depreciation and amortization                            525,630         4,142
                                                     ------------    ----------
                                                        2,011,010        80,704
                                                     ------------    ----------

   Operating loss                                      (1,805,613)      (80,704)

Other Income (expense):
 Interest expense                                        (259,126)        -
 Other expenses                                           (62,500)        -
                                                     ------------    ----------

   Net loss                                          $ (2,127,239)   $  (80,704)
                                                     ------------    ----------
                                                     ------------    ----------

Net loss per common and common equivalent shares     $      (0.23)   $    (0.05)
                                                     ------------    ----------
                                                     ------------    ----------

Weighted average number of common and common
    equivalent shares outstanding                       9,256,917     1,554,346
                                                     ------------    ----------
                                                     ------------    ----------

                             SEE ACCOMPANYING NOTES.

                    MEGALITH CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        YEAR ENDED SEPTEMBER 30, 1996

                                           SERIES A
                                        PREFERRED STOCK         COMMON STOCK
                                            ISSUED                 ISSUED
                                      -------------------   --------------------- ADDITIONAL   COMMON      RETAINED      TOTAL
                                                AMOUNT                  AMOUNT      PAID IN     STOCK       EARNINGS  STOCKHOLDERS'
                                      SHARES (AT $10 PAR)   SHARES  (AT $.005 PAR)  CAPITAL   SUBSCRIBED   (DEFICIT)     EQUITY
                                      ------ ------------   ------  --------------  -------   ----------   ---------     ------
BALANCE SEPTEMBER 30, 1995                 0   $   -      1,554,346    $ 7,772     $  105,907            $  (164,895)  $  (51,216)

Shares issued in connection with the
   purchase of the assets of Esco
   Elevator Inc.                           -       -      4,268,000     21,340      3,356,610                           3,377,950

Proceeds from sale of shares in a
   private placement                     300      3,000   1,994,334      9,972        429,100                             442,072

Exercise of option by a director/
   officer for purchase of shares
   through a reduction of notes
   payable                                 -       -      2,000,000     10,000        190,000                             200,000

Shares issued to an officer and
   directors in reduction of notes
   payable                             2,500     25,000   1,300,000      6,500        358,500                             390,000

Shares issued to various persons in
   cancellation of notes payables      8,311     83,110   1,831,160      9,156        802,519                             894,785

Shares issued in connection with the
   acquisition of Vertical Lift
   Management                              -       -        166,668        833         61,667                              62,500

Shares issued in connection with the
   acquisition of Dalcom Elevator
   Corporation                             -       -        944,520      4,723         (4,723)                               -

Stock issued for services and interest
   on notes                              196      1,960     272,167      1,361         72,561                              75,882

Preferred stock converted to common
   stock                              (2,500)   (25,000)    266,667      1,333         23,667                                -

Stock subscriptions received               -       -           -             -              -   99,850                     99,850

Current year earnings (loss)                                                                              (2,127,239)  (2,127,239)
                                   -----------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1996             8,807   $ 88,070  14,597,862    $72,990     $5,395,808  $99,850   $(2,292,134) $ 3,364,584
                                   -----------------------------------------------------------------------------------------------
                                   -----------------------------------------------------------------------------------------------

                           See accompanying notes.

                    MEGALITH CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED SEPTEMBER 30,
                                                          1996           1995
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss):                                   $(2,127,239)    $ (80,704)
 Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                           525,630         4,142
  Common and preferred stock issued for services           75,882          -
  Loss on disposition of service business                  62,500
  Change in operating assets and liabilities:
   Accounts receivables, trade                             48,513          -
   Other receivables                                       62,681          -
   Accounts payable, trade                                282,358          -
   Customer prepayments                                   (41,076)         -
   Accrued expenses                                       333,037          -
   Property and payroll taxes payable                     556,044
                                                      -----------     ----------
  Net cash provided (used) by operating activities       (221,670)      (76,562)
                                                      -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of assets from Esco Elevators Inc.             (808,000)         -
 Proceeds from sale of subsidiary                               -       194,591
 Purchase of equipment                                     (2,876)
 Purchase of service business (VLM)                       (75,000)
 Acquisition of Dalcom Elevator Corp.                    (280,000)
                                                      -----------     ----------
  Net cash provided (used) in investing activities     (1,165,876)      194,591
                                                      -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans from related parties               1,225,519        76,562
 Proceeds from sale of stock                              442,072          -
 Proceeds from stock subscriptions received                99,850
 Principal payments on installment notes                 (224,841)         -
 Repayment on notes to related parties                    (24,500)     (194,591)
 Other                                                        395
                                                      -----------     ----------
  Net cash provided by (used in) financing activities   1,518,495      (118,029)
                                                      -----------     ----------
Net increase (decrease) in cash                           130,949          -
Cash, beginning of year                                       489           489
                                                      -----------     ----------
Cash, end of period                                    $  131,438     $     489
                                                      -----------     ----------
                                                      -----------     ----------

                           See accompanying notes.

                      MEGALITH CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995

NON-CASH INVESTING AND FINANCING ACTIVITIES:

In connection with the acquisition of substantially all of the assets of Esco Elevators Inc. from the Bankruptcy Estate effective as of November 27, 1995, through its newly formed subsidiary, (Esco Elevator Corporation), the Company assumed various obligations and issued 4,268,000 shares of its common stock. The fair value of the assets received and the liabilities assumed are summarized below:

      Accounts receivables, trade                          $  243,856
      Other receivables                                        62,681
      Inventory                                               616,126
      Plant, property and equipment                         8,959,420
      Other assets                                              2,575
                                                           ----------
       Total assets                                         9,884,658
                                                           ----------
      Accounts payables                                        53,469
      Customer prepayments                                    115,836
      Current property taxes payable                          130,644
      Accrued interest to McMillian assumed
        for periods prior to the acquisition                  187,489
      Installment notes assumed                             5,211,270
                                                           ----------
       Total liabilities assumed                            5,698,708
                                                           ----------
       Net assets acquired                                  4,185,950

      Less:  Cash paid at closing                            (808,000)
                                                           ----------
       Net increase in equity                            $  3,377,950
                                                           ----------
                                                           ----------

The Company converted various notes payables and obligations to common and preferred stock during the year, which in the aggregate, totaled. $1,484,785. In connection with acquisitions of Vertical Management Left, Inc. and Dalcom Elevator Corporation, the Company issued 1,111,188 shares of its common stock and assumed liabilities of $166,000 and owner financing of $350,000.

                           See accompanying notes.

                    MEGALITH CORPORATION AND SUBSIDIARIES

                        NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     As described more fully at Note B, Megalith Corporation ("Megalith" or the "Company") was incorporated on November 3, 1995 in the State of Colorado. Pursuant to Articles of Merger filed on January 4, 1996, Megalith was merged with Overline Corporation, a Delaware corporation formed in 1986 ("Overline"), and Megalith was the surviving entity of the merger. In connection with the merger, all outstanding shares of Overline were exchanged for an equal number of shares of Megalith.

     Effective as of November 27, 1995, the Company, through its newly-formed subsidiary (Esco Elevator Corporation), acquired substantially all of the assets of Esco Elevators Inc. and Esco Properties, Inc. (the "Esco Assets"). Upon the acquisition of the Esco Assets on November 27, 1995, the Company's principal business is the manufacture and sale of custom passenger and freight elevators.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Megalith and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

BUSINESS COMBINATIONS

In business combinations accounted for as purchases, the results of operations of the acquired companies are included from the respective dates of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. Related purchase premiums and discounts, if any, are amortized over the remaining lives of the respective assets or liabilities. For accounting purposes, the acquisition of the Esco Assets was treated as a purchase of the assets by Megalith, and the assets and liabilities assumed were recorded at their fair values. The acquisition of Dalcom Elevator Corporation was also accounted for by the purchase method, and the purchase price was allocated to specific assets acquired and liabilities assumed. The excess of the purchase price over the amount allocated has been recorded as goodwill. This goodwill is attributed primarily to the customer list and customer order backlog obtained in the acquisition. This intangible asset will be amortized over five years.

ACCOUNTS RECEIVABLE; INVENTORY

     Accounts receivables are reflected net of amounts received by the Company through factoring arrangements.

     Inventories are carried at the lower of cost or market.

     The allowances for accounts receivable and inventory are the amounts which, in the opinion of management, are necessary to absorb potential losses related to the collectibility of receivables and obsolescence of inventory. The adequacy of the allowance is based on the growth and composition of the accounts, their related risk characteristics, and continual review by management of the quality of their respective balances.

PROPERTY AND EQUIPMENT

     Property is recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation and depletion are removed from the accounts and any resulting gain or loss is reflected in current operations. Depreciation is computed on the straight line method based upon the estimated useful lives of the assets.

          Office furniture and equipment                3 to 7 years
          Vehicles                                           5 years
          Factory equipment                                 12 years
          Buildings                                         30 years

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company will adopt SFAS No. 121 effective October 1, 1996, and the impact of such adoption is expected to be insignificant to its financial condition and results of operations.

INCOME TAXES

Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided, when applicable, for all significant temporary differences by the liability method, whereby deferred tax assets and liabilities are determined by the tax laws and statutory rates in effect at the balance sheet date.

NOTE B - RECAPITALIZATION AND PURCHASE OF ESCO ASSETS

     Megalith Corporation ("Megalith" or the "Company") was incorporated on November 3, 1995 in the State of Colorado. Pursuant to Articles of Merger filed on January 4, 1996, Megalith was merged with Overline Corporation, a Delaware corporation formed in 1986 ("Overline"), and Megalith was the surviving entity of the merger. In connection with the merger, all outstanding shares of Overline were exchanged for an equal number of shares of Megalith. For approximately five years prior to the merger on November 27, 1995, Overline had been essentially inactive, other than for its efforts in seeking business opportunities.

     Effective as of November 27, 1995, the Company, through its newly-formed subsidiary (Esco Elevator Corporation), acquired substantially all of the assets of Esco Elevators Inc. and Esco Properties, Inc. (the "Esco Assets"). Upon the acquisition of the Esco Assets on November 27, 1995, the Company's principal business is the manufacture and sale of custom passenger and freight elevators. Esco Elevators Inc. had manufactured, sold and serviced elevators since 1932.

     The Esco Assets were acquired by the Company pursuant to a Plan of Reorganization of Esco Elevators Inc. and Esco Properties Inc. which was approved by the U.S. Bankruptcy Court on October 12, 1995. Esco Elevators Inc. and Esco Properties Inc. (collectively, "Old Esco"), based in Fort Worth, Texas, had filed for relief under Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. A Bankruptcy Trustee was appointed by the Court on January 10, 1995, and the Trustee soon thereafter entered into a management agreement with Epsitek, Inc., a Delaware corporation, for the operation of Old Esco from January through November, 1995. In June 1995, the Trustee and Epsitek, Inc. jointly filed the Plan of Reorganization of Old Esco, whereby Epsitek, Inc. would purchase substantially all of the assets from the Bankruptcy Estate. Effective November 27, 1995, Epsitek, Inc. assigned to Esco Elevator Corporation, the wholly-owned subsidiary of the Company, all of its rights and equity in Old Esco, including the right to acquire the Esco Assets pursuant to the Plan of Reorganization and the accounts receivable generated during the time of the management agreement, subject to expenses required to be paid during the same period.

     The Esco Assets were acquired in exchange for $808,000 cash paid to the Bankruptcy Estate of Old Esco, assumption by the Company of certain installment debt and other obligations of Old Esco aggregating $4,273,642 and the issuance to Epsitek, Inc. of 4,268,000 shares of the common stock of the Company. In addition, the Company assumed indebtedness totaling $1,425,066 and received certain assets from Epsitek, Inc. in connection with the purchase of the Esco Assets. $800,000 of the cash consideration was borrowed from certain shareholders or related parties of the Company on short term notes bearing interest of eight percent, of which $200,000 of principal on the notes was canceled in exchange for shares of common stock of the Company upon the exercise of a stock option agreement by the chief executive officer of the Company on December 4, 1995. Also, another $325,000 of notes was cancelled with the issuance of Common stock of the Company. Of the debt assumed by the Company, $3,407,177 was due to an individual who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens.
The remaining debt assumed by the Company is owed to various financing institutions and vendors for certain items of equipment or improvements which are included in the assets acquired by the Company. With one exception, all of the notes have installment payment provisions of varying terms that are specified by the Plan of Reorganization.

For accounting purposes, the acquisition of the Esco Assets was treated as a purchase of the assets by Megalith, and the assets and liabilities assumed were recorded at their fair values.

NOTE C - GOING CONCERN CONSIDERATIONS

The consolidated financial statements have been presented in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in the year just ended, and such losses have continued subsequent to year end. In addition, the Company has used, rather than provided, cash in its operations. Operations of the Company have been financed primarily from revenues generated from the sale of elevators and components, borrowings and contributions from its principal stockholder, and by proceeds from the sale of its common stock. To implement its business plan, which is to develop the markets for its products, including expansion into the China market through the joint venture in China (see "Note N - Subsequent Events" below) and complete an adequate refinancing of its subsidiary (Esco Elevator Corporation) the Company must raise additional capital.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise capital to (i) obtain adequate levels of working capital, (ii) expand and develop the markets for its products, and in particular, develop the Joint Venture in China, and
(iii) to achieve successful operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is presently undertaking a private placement offering for the sale of its common stock for which the Company expects to raise up to $3,000,000 for the purposes of developing additional markets for its products, expansion of its operations overseas, and for working capital. Simultaneous with this effort for the sale of common stock, the Company is pursuing refinancing of its existing long and short term indebtedness. In addition, the Company has commenced a program to expand the market penetration for its products and services through the implementation of marketing efforts into other geographic areas not previously exploited by the Company. Management believes the above steps will enable the Company to meet its obligations and sustain operations until profitable operations have been attained.

NOTE  D - ACCOUNTS RECEIVABLE

As of September 30, 1996 the balance of trade accounts receivable was as follows:

     Gross trade receivables                       $ 682,284
     Less:  Advances on factored receivables        (423,823)
            Allowance for doubtful accounts          (63,118)
                                                   ---------
               Net trade receivables               $ 195,343


     Other receivables reflect amounts aggregating $75,000 due in less than one year for the sale of Vertical Lift Management, Inc. (VLM), an elevator service and installation company acquired by Megalith during 1996. Megalith sold its interest in VLM, which transaction was closed on October 4, 1996, and the Company has recorded a charge of $62,500 against income in the current year for the disposition.

NOTE E - INVENTORIES

     Inventories consisted of the following at September 30, 1996 and 1995:

                                                      1996        1995
                                                   ---------     -----
           Raw materials and work-in-progress      $ 820,259     $ -0-
           Less:  Allowance for obsolesence         (204,133)      -0-
                                                   -------------------
                       Net inventories             $ 616,126     $ -0-


During the fourth quarter the Company recorded a provision of $52,133 to reduce the carrying value of its inventory. An additional reserve amount of $152,000, included in the total reserve of $204,133 above, was recorded in connection with the acquisition of the Esco Assets at November 27, 1995.

NOTE F - PROPERTY AND EQUIPMENT

     The Company's property and equipment consist of the following at September 30, 1996 and 1995:

                                                 1996            1995
                                              ----------       -------
          Land and buildings                  $5,600,000       $   -0-
          Furniture and office equipment         314,460        29,000
          Computer software                       35,000           -0-
          Factory equipment                    3,101,956           -0-
          Automobiles                             50,950           -0-
                                              ----------       -------
               Totals                         $9,102,366       $29,000
                                              ----------       -------
                                              ----------       -------


NOTE G - DALCOM ACQUISITION

     On July 9, 1996, the Company acquired 100% of the outstanding shares of Dalcom Elevator Corporation ("Dalcom"), a private company located in Garland, Texas which manufactures and markets elevator cabs and entrances. In connecrtion with that purchase, the Company received certain equipment, accounts receivables, the customer list and the backlog of customer orders. In exchange, the Company assumed certain indebtedness of Dalcom and issued 944,520 shares of the Company's restricted Common Stock. Immediately after the closing, the indebtedness was reduced by a cash payment of $250,000. The Company is presently in negotiation with the previous owner of Dalcom to cancel a portion of the indebtedness assumed by the Company and receive back all of the shares issued in the transaction to the treasury of the Company.


NOTE H - ACCRUED LIABILITIES

     Accrued expenses consist of the following at September 30, 1996 and 1995:

                                                1996             1995
                                              --------         -------
          Officer compensation                $152,599         $   -0-
          Accrued travel expenses               25,000             -0-
          Accrued legal expenses                25,000             -0-
          Other accrued expenses               130,438             -0-
                                              --------         -------
               Totals                         $333,037         $   -0-
                                              --------         -------
                                              --------         -------


NOTE I - LONG TERM NOTES PAYABLE

     Long term notes payable consists of the following:

                                               Sep. 30,         Sep. 30,
                                                 1996             1995
                                              ----------        --------
          Promissory note to McMillan,
            secured by first lien deed
            of trust on substantially all
            equipment and real estate,
            assumed effective as of
            November 27, 1995 as part
            of the Esco Asset acquisition,
            principal and interest of
            6.5% due in monthly installments
            of $45,425, payable in full
            July 10, 2002                     $3,269,820             -0-

          Various installment notes payable,
          assumed effective as of
            November 27, 1995 as part of
            the Esco Asset acquisition,
            with terms ranging from 3
            months to 10 years at interest
            rates ranging from 3% to 9.9%,
            secured by certain equipment
            and property                         787,356             -0-
                                              ----------        --------
                                              $4,057,176             -0-
               Less short term portion
               of long term debt                 876,000             -0-
                                              ----------        --------
                    Net long term debt        $3,181,176             -0-


NOTE J - SHORT TERM NOTES PAYABLES TO RELATED PARTIES

     Notes and accounts due to related parties consists of the following::

                                               Sep. 30,         Sep 30,
                                                 1996             1995
                                               --------         --------
   Short term note payable to Epsitek,
     Inc., unsecured, payable on
     demand, with interest at 8%;
     issued in exchange for receivables
     (net of liabilities) transferred
     from Epsitek, Inc. in connection
     with the acquisition of the
     Esco Assets                               $152,355          $   -0-

   Short term notes payable to four
     stockholders, unsecured, with
     interest at 8% paid monthly, and
     due on demand;  loan incurred
     in connection with Esco Asset
     acquisition                                386,432              -0-

   Short term note payable to a
     shareholder/officer/director,
     unsecured, with interest at 8%,
     principal and interest due
     on demand; loan incurred in
     connection with Esco Asset
     acquisition                                180,109              -0-

   90-day note payable payable to
     a former officer/director,
     non-interest bearing; note
     given for cash advance to the
     Company in connection with
     the Dalcom Acquisition                     200,000              -0-

   Demand note payable to a former
     officer/director, non-interest
     bearing; the note was given in
     exchange for operating expenses
     advanced to the Company                        -0-           76,562
                                               --------          -------
          Total                                $918,896          $76,562


     The demand note due to the former officer/director was reduced during the current quarter by $24,857 for the net book value of furniture and equipment distributed to the noteholder upon the merger of Megalith and Overline; the balance of 51,705 was cancelled upon the issuance of shares of the Company's Common Stock.

NOTE K - STOCKHOLDERS' EQUITY

CAPITAL STOCK

     The authorized capital stock of the Company as of September 30, 1996 consists of 50,000,000 shares of common stock, par value $.005 per share ("Common Stock") and 5,000,000 shares of preferred stock, par value $10.00 per share ("Preferred Stock"). At a special meeting of shareholders on December 18, 1996, an amendment to the Company's Certificate of Incorporation was adopted to (i) divide the Company's authorized Preferred Stock into series of Preferred shares and to fix and determine the relative rights, limitations, and preferences of the shares of the Company's Series A, B, and C Preferred Stock, and (ii) to grant the authority to the Board of Directors of the Company to fix and determine the relative rights, limitations, and preferences of the remaining series of the Company's Preferred Stock.


PREFERRED STOCK

     During the fiscal year ended September 30, 1996, the Company issued 11,307 shares of its Preferred Stock primarily in exchange for the cancellation of obligations to various individuals in connection with loans to the Company, or its predecessor, for the initial financing of the Company.
 Certain of the shares issued during the period were sold for cash pursuant to a private placement offering or as compensation for financial consulting services provided to the Company. Pursuant to the amendments to the Articles of Incorporation adopted by the shareholders at the special meeting on December 18, 1996, each of the 11,307 issued shares were designated as Series A Preferred Stock. Of the 11,307 shares of Preferred Stock issued, 2,500 shares had been exchanged for shares of Common Stock as of September 30, 1996, as provided for such conversion by the designation of the Series A Preferred Stock. Subsequent to September 30, 1996, additional shares of the Preferred Stock were exchanged for Common Stock

     Three million shares of the five million authorized Preferred shares are divided into three series and designated as Series A, Series B, and Series C Preferred Stock, and the corporation is authorized to issue one million shares each for Series A, B and C. The Board of Directors is authorized to divide the two million remaining shares of Preferred Stock into series, to designate each series, to fix and determine separately for each series the relative rights, limitations, and preference of such series, and to issue shares of any series of Preferred Stock then or previously designated, fixed, or determined. Although the Board of Directors has designated the term for Series A, Series B and Series C of its Preferred Stock, only the Series A shares have been issued. Each share of each series of Preferred Stock will have rights identical to each other share of that series of Preferred Stock. No dividend on any share of Series A, B or C Preferred Stock will accumulate.

     Each share of Series A Preferred Stock has a stated value of $40.00, and is convertible, at the option of the holder of such share, into Common Stock.
 The conversion rate into Common is determined by dividing the $40 per share stated value of the Preferred by 50% of the closing bid price of the Common Stock. The term "Closing Bid Price" means, if the corporation stock is actively traded, the published closing bid price of the Common on the trading day immediately preceding the date of conversion. Series A shares may be converted into Common Stock after the Preferred Stock has been issued and outstanding for at least six months.


COMMON STOCK

     During the fiscal year ended September 30, 1996, the Company issued 4,268,000 shares of its Common Stock in connection with the acquisition of the Esco Assets and 5,131,160 shares in exchange for the cancellation of obligations to various individuals (including officers and directors) in connection with loans to the Company, or its predecessor, for the initial financing of the Company. Certain additional shares were issued during the period pursuant to a private placement offering for cash or as compensation for financial consulting services provided to the Company

     Holders of Common Stock are entitled to one vote for each share held of record on all matters voted on by stockholders. The shares of the Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of the shares of the common Stock voting for the election of the directors can elect all of the directors to be elected by holders of the Common Stock, in which event the holders of the remaining shares of Common Stock will not be able to elect any director. Upon any liquidation, dissolution, or winding-up of the affairs of the Company, holders of the Common Stock would be entitled to receive, pro rata, all of the assets of the Company available for distribution to stockholders, after payment of any liquidation preference of any Preferred Stock that may be issued and outstanding at the time. Holders of the Common Stock have no subscription, redemption, sinking fund, or preemptive rights.

     Common Stock is stated at the lower of par value or consideration received, as permitted by state law. Common stock subscribed reflects amounts received in September, 1996 for shares of the Company's Common Stock for which the shares were not issued until October, 1996.


STOCK OPTIONS

     On April 1, 1996, the Company granted to an individual options to acquire up to 200,000 shares of restricted common stock of the Company in conjunction with an agreement to provide services to the Company. The option agreement expires 24 months from the date of the agreement.

     On May 29, 1996, the Company granted to Stacy Investments Partnership Ltd. the option to purchase 50,000 shares of restricted common stock at a price of $.60 per share. The option expires in 24 months from the date of the agreement.

     On September 5, 1996, the Company acknowledged to Dr. Arthur Malcolm, a former Director of the Company, that the Company has granted to him the option to purchase 100,000 shares of restricted common stock at $.37 per share and 100,000 shares at $1.00 per share, both expiring March 5, 1998.

     On May 1, 1996, the Company accepted certain subscriptions for 105,000 shares of the Company's common stock from five individuals which could require the Company to buy the shares back at a price of $1.20, only upon the election of the holder and in the event that within 12 months the bid price of the Company's Common Stock falls below $1.20 for any consecutive 60 day period. The Company has not been requested to buy back any of the shares under the agreements and, based upon the current level of the trading price of the Common Stock which is in excess of the price required for an election of the put option, management does not anticipate that the Company will be required to buy back any shares prior to the expiration date of April 30, 1997. Accordingly, no provision has been made in the financial for any obligation that might arise in connection with any put option.

NOTE L - COMMITMENTS AND CONTINGENCIES

     Effective November 27, 1995, the Company entered into a three-year employment contract with a director, who is the chief executive officer of the Company's subsidiary, Esco Elevator Corporation. The contract provides for a base annual salary of $120,000, expense reimbursements and other provisions.

NOTE M - INCOME TAXES

     The Company has net operating loss carryforwards of $1,915,000 available to offset future taxable income expiring in tax years ended 2010 through 2011. Tax laws limit the utilization of the net operating loss carryforwards available for use in any given tax year in the event of a significant change in ownership interests. Due to changes in majority ownership occurring at November 27, 1995 and again during 1996, the utilization of net operating losses of the Company will be limited to approximately $250,000 per year. Furthermore, realization of future deductions for available net operating losses is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes that it is more likely than not that any deferred tax asset arising from the net operating losses carryforwards may not be realized; therefore, a valuation allowance in the full amount of the deferred tax asset has been provided to reduce the total deferred tax asset to zero.

NOTE N - SUBSEQUENT EVENT

     On January 16, 1997, the Company's subsidiary, Esco Elevator Corporation, entered into a Joint Venture Agreement with Shaanxi Elevator Corp. in Province of Shaanxi in China to manufacture and market a full line of hydraulic and traction elevators and related products. Under the terms of the agreement, the provincial government will provide a large plant capable of producing $100 million in products a year, Esco will equip and manage the plant and China Shaanxi Elevator Corp. will market the Joint Venture's elevators through its 36 offices in China. Esco will have the right to market the products of the Joint Venture throughout North, Central and South America, as well as to continue to manufacture and market elevators from its existing facilities in Fort Worth, Texas. Simultaneous with the execution of the Joint Venture Agreement, Esco received an order from China Shaanxi Elevator Corp. for a minimum of 250, and up to 400, hydraulic elevators valued at $19 million to $30 million. Esco is to commence the production of this order immediately so as to open the China market as soon as possible for the benefit of the Joint Venture.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the names, ages and present position with the Company for all of the Company's directors and executive officers:

Syed G. Zaidi          51         Chief Executive Officer and
                                  Chairman of the Board of Directors
Bashir G. Ahmed        52         Director
James W. Landrum       47         Director and President of Esco
                                  Elevators, Inc.
Mohammed Sharabash     48         Director
Arthur Steber          38         Director

The executive officers of the Company are elected annually at the first meeting of the Company's Board of Directors held after each annual meeting of stockholders. Each executive officer will hold office until the first meeting of the Board after annual meeting of stockholders next succeeding his election and until his successor is duly elected and qualified, or until his death or resignation or until he shall have been removed in the manner provided in the Company's Bylaws.

BIOGRAPHICAL INFORMATION. Set forth below is certain information concerning the Directors and Executive officers of the Company.

     SYED G. ZAIDI serves as the President, Chief Executive Officer, and Chairman of the Board. He has been affiliated with the Company since November, 1995. Since April, 1994, Mr. Zaidi has been the President and Chief Executive Officer of Epsitek, Inc., a major shareholder of the Company. Prior to his association with Megalith, he also served as President and Chief Executive Officer of Alphasoft, Inc., and Baby's Dream Furniture, Inc. In 1990, Mr. Zaidi, as President of Crib to College, Inc., developed a distribution program for the company's manufactured products by opening 20 retail stores. From 1985 to 1990, Mr. Zaidi served as Managing Director and CEO of Intech International in Karachi, Pakistan and a related company, Fujatech Industries, Ltd in Fujairah, UAE. In 1980, Mr. Zaidi founded Alphacom, Inc., a company engaged in the business of design, manufacture and marketing of computer printer products for OEM and consumers, including the establishment of distribution and manufacturing in Europe and the Far East. Mr. Zaidi holds a bachelors degree in electrical engineering from Oklahoma State University.

     BASHIR G. AHMED has been a director of the Company since April, 1996. Mr. Ahmed has served as the President and Chief Executive Officer of Samad Group, Inc., a venture capital organization, since 1986. Mr. Ahmed holds two masters degrees from the University of Illinois-Champaign Urbana.

     JAMES W. LANDRUM has been affiliated with the Company since November, 1995. Mr. Landrum is presently a director of the Company and also serves as the President and Chief Executive Officer of Esco Elevator Corporation. Prior to becoming affiliated with the Company, Mr. Landrum was a Vice President of

Epsitek, Inc.  Prior to that, Mr. Landrum was President of Lanco
Environmental and Lanco Energy, companies founded and owned by him. Mr. Landrum holds a degree in Business Administration from the University of Texas at Arlington.

     MOHAMMED SHARABASH has been a director of the Company since April, 1996. Mr. Sharabash is President of Micro System International and CU Online, Inc. Mr. Sharabash holds a masters and a doctoral degree from the University of Illinois.

     ARTHUR W. STEBER has served as a director of the Company since December, 1996. Mr. Steber is Managing Director of Bagby Elevator Company, Inc., where he has been employed for over 20 years. Bagby is the largest independent elevator contractor in the Southeastern U.S., and for 70-years, has sold, installed and serviced elevators. Mr. Steber has a degree in business administration from the University of Alabama.

SECTION 16 REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Officers, Directors, and greater than 10% stockholders are also required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

     Based upon a review of the Company's files, the Company has apparently not
received copies of the required forms.   Therefore, the Company cannot ascertain
whether the reporting requirements of Section 16(a) has been met by the persons required to report.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation of the Company's Chief Executive Officer for the fiscal years ended September 30, 1996, 1995, and 1994.

                    ------Annual Compensation------                ------Long Term Compensation-----

                                                        Awards     Payouts
         (a)          (b)    (c)    (d)       (e)        (f)         (g)       (h)         (i)
                                             Other    Restricted
     Name and                                Annual     Stock      Options/   LTIP      All Other
     Principal              Salary  Bonus   Compen-     Awards       SARs    Payouts   Compensation
     Position        Year      $      $     sation $      $           #         $           $
---------------------------------------------------------------------------------------------------
Syed G. Zaidi,       1996     (1)    --       --         (1)         (1)       --          --
CEO and              1995      --    --       --         --          --        --          --
Chmn of BOD          1994      --    --       --         --          --        --          --

James W. Landrum     1996     (2)    --       --         --          --        --          --
Pres. & CEO,         1995      --    --       --         --          --        --          --
Esco Elevator Corp.  1994      --    --       --         --          --        --          --

          (1) Mr. Zaidi began his duties as CEO and Chairman of the Board effective in November, 1995 and has received no cash compensation for the fiscal year ended September 30, 1996. Mr. Zaidi has been authorized by the Board of Directors to receive an annual salary of $120,000 per year, of which $100,000 was accrued as compensation and $25,000 as travel expense and obligations of the Company as of September 30, 1996. Mr. Zaidi received an option for the purchase of 2,000,000 shares of the Company's Common Stock at a price of $0.10 per share in November, 1995 and on November 28, 1995, he exercised his option and received those shares. The exercise price of $200,000 was paid by the cancellation of $200,000 of indebtedness due to Mr. Zaidi in connection with monies advanced for the acquisition of the Esco Assets. Also, in February and June, 1996, Mr. Zaidi was issued a total of 1,100,000 shares of Common Stock of the Company, and the attributed value of $275,000 for those shares was used to reduce the indebtedness due to Mr. Zaidi referred to previously.
          (2) Mr. Landrum began his duties as President and CEO of Esco Elevator Corporation effective November 27, 1995 and has an employment contract for a period of three years with the Company which provides for an annual salary of $120,000 per year. During the period from November 27, 1995 to the fiscal year ended September 30, 1996, Mr. Landrum was due basic compensation under the employment contract of approximately $100,000, and was actually paid $47,401 during the period. The amount under the contract of $52,599 not paid has been accrued as an expense and an obligation of the Company as of September 30, 1996.

     No other officer or person received compensation of an amount in excess of $100,000 during the fiscal year ended September 30, 1996.

     The Company does not compensate its non-employee Board members for participation in board meetings. During the fiscal year ended September 30, 1996, the Directors were not paid any compensation in connection with their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the total number of shares of the Company's Common Stock and Preferred Stock beneficially owned by (a) each person who, to the knowledge of the Company, is the beneficial owner of 5% or more of the outstanding shares of a class of the Company's Capital Stock, (b) each of the Company's present Directors and officers and certain other parties, and (c) the directors and officers of the company as a group, all as reported by each such person, and as of February 28, 1997. Except as otherwise indicated, ownership of shares by the persons named below includes sole voting and investment power held by such persons.
                                         Amount and
                                          Nature of         (1)
                                          Beneficial      Percent
Name and Address of Beneficial Owner      Ownership      of Class
------------------------------------      ---------      --------

                               COMMON STOCK

Frances H. Alexander
172 Empinado Way
Hot Springs Village, AR  71909             944,520          5.6%

Epsitek, Inc.                            3,025,862 (2)     18.0%
3102 Coronado St.
Irving, TX  75062

Syed G. Zaidi                            4,989,122 (3)     29.6%
4720 Esco Drive
Fort Worth, TX  76140

Bashir Ahmed                               209,622 (4)      1.2%
c/o Samad Group, Inc.
2801 Far Hills Avenue, Suite 205
Dayton, OH  45419

James W. Landrum                         1,008,620 (5)      6.0%
4720 Esco Drive
Fort Worth, TX  76140

Mohammed Sharabash                         775,643 (6)      4.6%
2907 River Oak Drive
Champaign, IL  61821

Arthur W. Steber                           116,245           .7%
c/o Bagby Elevator Company, Inc.
4240 First Avenue South
Birmingham, AL  35232-0919

All Directors and Officers as a          5,892,543 (7)     35.0%
 group (5 people)

                          SERIES A PREFERRED STOCK

Bashir Ahmed                                   297 (4)      5.3%
c/o Samad Group, Inc.
2801 Far Hills Avenue, Suite 205
Dayton, OH  45419

All Directors and Officers as a                297          5.3%
group (5 people)

  (1) Percent of class is based upon the 16,838,433 shares of Common and 5,574 shares of Preferred issued and outstanding as of February 28, 1997; and for each person or group, pursuant to Item 403 of Regulation S-B, the percentages are calculated on the basis of the amount of outstanding securities of the particular class plus any securities that such person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
  (2) Shares owned by Epsitek, Inc. are voted by Syed G. Zaidi, in his capacity as President and Chief Executive officer of Epsitek, Inc. Mr. Zaidi has an indirect ownership of 1,008,620 of the Epsitek, Inc. shares, determined by his proportionate ownership of Epsitek, Inc.
  (3) Mr. Zaidi's shares beneficially owned includes 1,963,260 shares held directly by Mr. Zaidi and 3,025,862 shares held by Epsitek, Inc., of which Mr. Zaidi votes as President and Chief Executive Officer of Epsitek, Inc.
  (4) Mr. Ahmed's shares are held by Samad Group, Inc., of which Mr. Ahmed is the principal shareholder and entitled to vote the shares. Mr. Ahmed's shares also include shares of Common which Samad Group, Inc. is entitled to receive under a conversion of Preferred shares, calculated based upon an assumed conversion rate of 38.83 shares of Common for each share of Preferred ($40 per share stated value of Preferred divided by 50% of the closing bid price of $2.06 on March 17, 1997), in accordance with the terms of the Preferred.
  (5) Mr. Landrum's shares reflect a portion of the Epsitek, Inc. shares, determined by Mr. Landrum's proportionate ownership of Epsitek, Inc.
  (6) Mr. Sharabash's shares include 357,143 shares of Common which were converted from 2,500 Preferred shares on December 31, 1996, in accordance with the terms of the Preferred Series A.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In the transaction involving the purchase of the Esco Assets described in Item 1. above, the Company issued to Epsitek, Inc. 4,268,000 shares of its Common Stock and assumed certain indebtedness of Epsitek, Inc. totaling $1,425,066, and received certain assets from Epsitek, Inc. The obligations assumed from Epsitek, Inc. were incurred primarily in connection Epsitek's operations of Esco Elevators, Inc. during the period of the Chapter 11 Bankruptcy under the supervision of the Bankruptcy Trustee and for working capital for Epsitek, Inc. Mr. Zaidi, Chief Executive Officer and Chairman of the Board of Megalith, Inc. is the President, Chief Executive Officer, Director and the major shareholder of Epsitek, Inc. Mr. Landrum, a Director of Megalith is also a director and major shareholder of Epsitek, Inc. and serves as its Vice President. In connection with the acquisition of the Esco Assets from the Bankruptcy Estate for a cash purchase price of $800,000 plus other expenses, Mr. Zaidi loaned the Company cash of $600,000. In addition, Mr. Zaidi loaned the Company $79,608 for working capital during the year. On November 28, 1995, Mr. Zaidi exercised an option granted to him by the Company for the purchase of 2,000,000 shares of Common Stock, and the exercise price of $200,000 was paid by the reduction of the note due to him. Mr. Zaidi also received a total of 1,100,000 shares of the Company's common stock in the months of February and May, 1996, in exchange for cancellation of $275,000 of the promissory note due to him. In addition, Mr. Zaidi was repaid cash in the amount of $24,500 on the note. The balance of all notes due to Mr. Zaidi was $180,108 at September 30, 1996.

     On April 7, 1996, Mohammed Sharabash, a Director of the Company was issued 200,000 shares of Common Stock and 2,500 shares of Preferred Stock of the Company in cancellation of $115,000 of indebtedness due to him for loans made to the Company.

     In a transaction recorded in the year ended September 30, 1996 and closed on October 4, 1996, the Company sold 100% of the stock in Vertical Lift Management, Inc. (VLM) to Arthur P. Bagby in a transaction for cash and notes receivable aggregating $75,000. Arthur P. Bagby is the majority shareholder of Bagby Elevator, Inc., a private company headquartered in Birmingham, Alabama. Arthur W. Steber, a Director of Megalith, is the Managing Director and shareholder of Bagby Elevator, Inc. Mr. Steber was not elected to the Board of Megalith until December 18, 1996, which occurred after the acquisition of VLM by Arthur P. Bagby. VLM is a private company involved in the installation and servicing of elevators in the North Texas area. The stock of VLM, a Texas corporation, had been acquired by Megalith in a purchase agreement dated April 23, 1996. In connection with the agreement for the sale of VLM to Mr. Bagby the Company granted to Mr. Bagby or any of his affiliates ("Bagby"), credits totaling $41,126 in the form of credits on existing purchase orders due and payable by Bagby to subsidiaries of Megalith or purchase discounts on future orders for parts and supplies sold to Bagby within 6 months from the date of the agreement. In addition, Bagby was granted a preferred customer status as a customer of Esco whereby Bagby will receive price discounts on purchases from the Company of approximately 5% for a period of 10 years.

     During the year, Samad Group, Inc. was compensated by the issuance of shares of Common and Preferred shares of the Company in connection with financial consulting services provided to the Company. The value attributed to these shares issued during the year was $28,382. Mr. Ahmed, a Director of the Company, is the President, Chief Executive Officer and principal owner of Samad Group, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

  Exhibit No.                   Exhibit Description
  -----------                   -------------------
     2.1 * Amended Asset Purchase Agreement dated November 27, 1995 by and among Epsitek, Inc. and Overline Corporation

     2.2 * Plan and Agreement of Purchase dated May 22, 1996 by and amongst Megalith Corporation, Frances H. Alexander, and Dalcom Elevator Corporation

     3.1 Articles of Incorporation of Megalith Corporation (a Colorado Corporation)

     3.2 Articles of Merger of Megalith Corporation (acquiror) and Overline Corporation (acquired) dated as of November 7, 1995

     3.3       Bylaws of Megalith Corporation

     10.1 Bill of Sale and Assignment dated as of November 27, 1995 between Esco Trust, Esco Elevator Corporation and Epsitek

     10.2 Assignment dated as of November 27, 1995 between Epsitek, Inc. and Esco Elevator Corporation

     10.3 Assumption, Extension, Modification and Renewal Agreement (to the Promissory Note and Deed of Trust, Security Agreement and Financing Statement) dated as of November 7, 1995 between
               Esco Elevator Corporation, Epsitek, Inc. and Anna Loughridge McMillan

     17 *      Letter on director resignation

     21 *      Subsidiaries of registrant

     23 *      Consent of Independent Auditor

     27 *      Financial Data Schedule

----------------
* Indicates documents filed herewith.

(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1996.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH CORPORATION:

                                                         Date
                                                         ----
By:  /s/  Syed G. Zaidi                              March 18, 1997
------------------------------------------
Syed G. Zaidi, Chief Executive Officer and
Chairman of the Board of Directors



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Bashir G. Ahmed                                March 18, 1997
------------------------------------------
Bashir G. Ahmed
Director


/s/  Mohammed Sharabash                             March 18, 1997
------------------------------------------
Mohammed Sharabash
Director


/s/  James W. Landrum                               March 18, 1997
------------------------------------------
James W. Landrum
Director


/s/  Arthur Steber                                    March 18, 1997
------------------------------------------
Arthur Steber
Director

                             Megalith Corporation

                       Exhibits attached to Form 10-K

                     Fiscal Year Ended September 30, 1996



      2.1 Amended Asset Purchase Agreement dated November 27, 1995 by and among Epsitek, Inc. and Overline Corporation

      2.2 Plan and Agreement of Purchase dated May 22, 1996 by and amongst Megalith Corporation, Frances H. Alexander, and Dalcom Elevator Corporation

     17   Letter on director resignation

     21   Subsidiaries of registrant

     23   Consent of Independent Auditor

     27   Financial Data Schedule