Form 10QSB
period 1996-12-31
MEGALITH CORP
filed 1997-04-16
CIK 803861

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                         -------------------------------

                                  Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT
      OF 1934

               For the quarterly period ended December 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT

              For the transition period from ________ to ________

                       Commission File Number 33-11875-A






                             MEGALITH CORPORATION
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)




       Colorado                                          22-2701047
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)




                  4720 Esco Drive, Fort Worth, Texas 76140
                  ----------------------------------------
                  (Address of principal executive offices)




                             (817) 478-4299
                             --------------
                       (Issuer's telephone number)




                             Not applicable
                         -------------------------
   (Former name, former address and former fiscal year, if changed since last report)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes ___X___   No _______



The number of shares outstanding of the Company's common stock, $.005 par value, as of March 25, 1997 is 18,096,170 shares.

                             MEGALITH CORPORATION

                              TABLE OF CONTENTS

                                                                                           PAGE
                                                                                         ---------
PART I--FINANCIAL INFORMATION


Item 1. Financial Statements...........................................................        3

     Consolidated Unaudited Balance Sheets as of December 31 and September 30, 1996....        3

     Consolidated Unaudited Statement of Operations for three months ended
     December 31, 1996 and 1995........................................................        4

     Consolidated Unaudited Statements of Changes in Stockholders Equity for
     three months ended December 31, 1996..............................................        5

     Consolidated Unaudited Statements of Cash Flows for three months ended
     December 31, 1996 and 1995........................................................        6

     Notes to Unaudited Consolidated Financial Statements..............................        8

Item 2. Management's Discussion and Analysis or Plan of Operation......................       14


PART II--OTHER INFORMATION

Item 1. Legal Proceedings..............................................................       16

Item 2. Changes in Securities..........................................................       16

Item 3. Defaults Upon Senior Securities................................................       17

Item 4. Submission of Matters to a Vote of Security Holders............................       17

Item 5. Other Information..............................................................       17

Item 6. Exhibits and Reports on Form 8-K...............................................       17

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                    DECEMBER 31,              SEPTEMBER 30,
                                                                        1996                      1996
                                                                    ------------              -------------
                  ASSETS
Current Assets:
        Cash..................................................      $      --                 $   131,438
        Trade accounts receivable, net........................          440,981                   195,343
        Other receivables.....................................          579,668                    75,000
        Inventory.............................................          616,126                   616,126
        Prepaid expenses......................................            3,000                      --
                                                                    -----------               -----------
                Total Current Assets..........................        1,639,775                 1,017,907
                                                                    -----------               -----------

Plant, Property and Equipment.................................        9,102,366                 9,102,366
        Less: Accumulated depreciation........................         (651,577)                 (525,630)
                                                                    -----------               -----------
                Net Plant, Property & Equipment...............        8,450,789                 8,576,736
                                                                    -----------               -----------

Investment in foreign joint venture...........................          113,100                      --
Goodwill, net of amortization.................................          623,134                   655,930
Other Assets, net of amortization.............................            2,180                     2,180
                                                                    -----------               -----------
                Total Assets..................................       10,828,978                10,252,753
                                                                    -----------               -----------
                                                                    -----------               -----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable, trade...............................          804,900                   594,767
        Customer prepayments..................................           56,041                    74,760
        Property and payroll taxes payable....................          553,126                   538,963
        Accrued interest payable..............................          352,739                   292,728
        Other accrued expenses................................           95,887                    26,000
        Obligations on Dalcom Acquisition.....................          416,000                   516,000
        Short term notes payables.............................          647,925                   400,000
        Short term obligations to related parties.............          548,962                   534,262
        Current portion of long term debt.....................          983,700                   876,000
                                                                    -----------               -----------
                Total Current Liabilities.....................        4,459,280                 3,853,480
                                                                    -----------               -----------

Long term notes payables, net of current portion..............        2,905,722                 3,034,689

Stockholders' Equity:

       Convertible preferred stock, Series A, $10 par value;
         5,000,000 shares authorized; 5,574 and 8,807
         shares outstanding at Dec. 31 and Sep. 30, 1996......           55,740                    88,070
       Common stock, $.005 par value; 50,000,000 shares
         authorized; 16,838,442 and 14,597,862 shares
         issued and outstanding at December 31, 1996
         and September 30, 1996...............................           84,192                    72,989
       Additional paid-in capital.............................        5,907,932                 5,395,809
       Stock subscriptions received...........................             --                      99,850
       Accumulated deficit....................................       (2,583,888)               (2,292,134)
                                                                    -----------               -----------
                Total Stockholders' Equity....................        3,463,976                 3,364,584
                                                                    -----------               -----------
                Total Liabilities and Stockholders' Equity....      $10,828,978               $10,252,753
                                                                    -----------               -----------
                                                                    -----------               -----------

                             See accompanying notes.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months Ended December 31,

                                  (Unaudited)

                                                                         1996         1995
                                                                     ------------  ----------
Revenues...........................................................  $  1,216,003  $  344,175
Cost of Goods Sold.................................................       951,760     205,904
                                                                     ------------  ----------
 Gross profit......................................................       264,243     138,271
Expenses:
 Property taxes....................................................         8,500      --
 Selling, general & administrative expenses........................       285,969      75,128
 Depreciation and amortization.....................................       158,743      40,815
                                                                     ------------  ----------
                                                                          453,212     115,943
                                                                     ------------  ----------
  Operating loss...................................................      (188,969)     22,328
Other Income (expense):
 Interest expense..................................................       (91,421)    (22,000)
 Other expenses....................................................       (11,364)     (5,077)
                                                                     ------------  ----------
  Net loss.........................................................  $   (291,754) $   (4,749)
                                                                     ------------  ----------
                                                                     ------------  ----------
Net loss per common and common equivalent shares...................  $      (0.02) $    (0.00)
                                                                     ------------  ----------
                                                                     ------------  ----------
Weighted average number of common and common
  equivalent shares outstanding....................................    15,252,172   3,446,737
                                                                     ------------  ----------
                                                                     ------------  ----------

                             See accompanying notes.

                     Megalith Corporation and Subsidiaries
            Consolidated Statements of Changes in Stockholders' Equity
                     Three Months Ended December 31, 1996

                                  (Unaudited)

                                      SERIES A
                                  PREFERRED STOCK             COMMON STOCK
                                       ISSUED                    ISSUED
                               ----------------------  ------------------------------   ADDITIONAL     COMMON        RETAINED
                                            AMOUNT                        AMOUNT          PAID IN       STOCK        EARNINGS
                               SHARES    (AT $10 PAR)     SHARES       (AT $.005 PAR)     CAPITAL    SUBSCRIBED      (DEFICIT)
                              --------  -------------- ------------   ---------------- ------------ ------------  --------------

Balance September 30, 1996      8,807      $ 88,070     14,597,862        $ 72,989      $ 5,395,809   $  99,850    $ (2,292,134)

Proceeds from sale of
  shares pursuant to a
  private placement               715         7,150      1,020,150           5,101          291,249     (99,850)        --

Stock issued for services,
  expenses and interest           101         1,010        624,148           3,121          183,365        --           --

Preferred stock converted
  to common stock              (4,049)      (40,490)       596,282           2,981           37,509        --           --

Current year earnings
  (loss)                          --           --             --              --                --         --          (291,754)
                               ------      --------     ----------        --------      -----------   -----------  ------------
Balance December 31, 1996       5,574      $ 55,740     16,838,442        $ 84,192      $ 5,907,932   $  --        $ (2,583,888)
                               ------      --------     ----------        --------      -----------   -----------  ------------
                               ------      --------     ----------        --------      -----------   -----------  ------------

                                TOTAL
                             STOCKHOLDERS'
                               EQUITY
                             --------------


Balance September 30, 1996    $ 3,364,584

Proceeds from sale of
  shares pursuant to a
  private placement               203,650

Stock issued for services,
  expenses and interest           187,496

Preferred stock converted
  to common stock                    --

Current year earnings
  (loss)                         (291,754)
                              -----------
Balance December 31, 1996     $ 3,463,976
                              -----------
                              -----------

                              See accompanying notes

                   Megalith Corporation and Subsidiaries


                   Consolidated Statements of Cash Flows

                      Three Months Ended December 31,

                               (Unaudited)

                                                                          1996         1995
                                                                       -----------  ----------
Cash flows from operating activities:
     Net income (loss):........... ..................................  $  (291,754) $   (4,749)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
          Depreciation and amortization..............................      158,743      40,832
          Common and preferred stock issued for services.............       74,396      --
          Change in operating assets and liabilities:
              Accounts receivables, trade............................     (245,638)   (138,117)
              Other receivables......................................     (459,668)     18,467
              Prepaid expenses.......................................       (3,000)     --
              Accounts payable, trade................................      210,133      73,417
              Customer prepayments...................................      (18,719)    (51,699)
              Accrued interest payable...............................       60,011      --
              Accrued compensation to officers.......................       25,700      --
              Other accrued expenses.................................       69,887       8,137
              Property and payroll taxes payable.....................       14,163      --
                                                                       -----------  ----------
          Net cash provided (used) by operating activities...........     (405,746)    (53,712)
                                                                       -----------  ----------
                                                                       -----------  ----------
Cash flows from investing activities:
     Purchase of assets from Esco Elevators Inc......................      --         (808,000)
     Proceeds from sale of subsidiary................................       35,000      (1,000)
                                                                       -----------  ----------
          Net cash provided (used) in investing activities...........       35,000    (809,000)
                                                                       -----------  ----------
Cash flows from financing activities:
     Proceeds from loans.............................................      250,000      --
     Proceeds from loans from related parties........................      --          895,910
     Proceeds from sale of stock.....................................      123,650      25,000
     Principal payments on notes.....................................     (123,342)    (37,790)
     Repayment on notes to related parties...........................      (11,000)    (10,000)
                                                                       -----------  ----------
          Net cash provided by (used in) financing activities........      239,308     873,120
                                                                       -----------  ----------
Net increase (decrease) in cash......................................     (131,438)     10,408

Cash, beginning of year..............................................      131,438         489
                                                                       -----------  ----------
Cash, end of period..................................................  $   --       $   10,897
                                                                       -----------  ----------
                                                                       -----------  ----------

                          See accompanying notes.

                   MEGALITH CORPORATION AND SUBSIDIARIES

                Three Months Ended December 31, 1996 and 1995

                                 (Unaudited)

Non-cash Investing and Financing Activities:
--------------------------------------------

Three months ended December 31, 1996:

During the quarter the Company issued 242,424 shares of Common pursuant to subscriptions for which the payments were deferred, and the amount due to the Company of $80,000 has been recorded as a receivable at December 31, 1996.


Also during the quarter the Company issued 624,148 shares of its Common and 101 shares of its Series A Preferred in exchange for services, for expenses for which the Company was obligated, and for accrued but unpaid interest on indebtedness of the Company. The value of the shares so issued were recorded based upon the amounts at which other shares had been sold in private placements during the same time period.

Three months ended December 31, 1995:

In connection with the acquisition of substantially all of the assets of Esco Elevators Inc. from the Bankruptcy Estate effective as of November 27, 1995, through its newly formed subsidiary, (Esco Elevator Corporation), the Company assumed various obligations and issued 4,268,000 shares of its common stock. The fair value of the assets received and the liabilities assumed are summarized below:


     Accounts receivables, trade...............      $  243,856
     Other receivables.........................          62,681
     Inventory.................................         616,126
     Plant, property and equipment.............       8,959,420
     Other assets..............................           2,575
                                                     ----------
            Total assets.......................       9,884,658
                                                     ----------

     Accounts payables.........................          53,469
     Customer prepayments......................         115,836
     Current property taxes payable............         130,644
     Accrued interest to McMillian assumed
       for periods prior to the acquisition....         187,489
     Installment notes assumed.................       5,211,270
                                                     ----------
            Total liabilities assumed..........       5,698,708
                                                     ----------

            Net assets acquired................       4,185,950

    Less: Cash paid at closing.................        (808,000)
                                                     ----------
            Net increase in equity.............      $3,377,950
                                                     ----------
                                                     ----------

Also during the quarter ended December 31, 1995, $200,000 of debt due to the CEO of the Company was reduced through the issuance of 2,000,000 shares of Common stock of the Company.

                          See accompanying notes.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying unaudited financial statements include Megalith Corporation ("Megalith" or the "Company") and its wholly-owned subsidiaries, Esco Elevator Corporation and Dalcom Elevator Corporation. Overline Corporation ("Overline"), the former registrant, was formed in 1986 under the laws of the State of Delaware. Megalith Corporation ("Megalith" or the "Company") was incorporated on November 3, 1995 in the State of Colorado. Pursuant to a Plan and Agreement of Merger dated as November 6, 1995, Overline was merged with and into Megalith, and Megalith was the surviving entity of the merger. In connection with the merger, all outstanding shares of Overline were exchanged for an equal number of shares of Megalith. For approximately five years prior to the merger in November 1995, Overline had been essentially inactive, other than for its efforts in seeking business opportunities. As more fully described in Note B below, effective as of November 27, 1995, the Company, through its newly-formed subsidiary (Esco Elevator Corporation), acquired substantially all of the assets (the "Esco Assets") of Esco Elevators Inc. and Esco Properties, Inc.
Upon the acquisition of the Esco Assets on November 27, 1995, the Company's principal business became the manufacture and sale of custom passenger and freight elevators.

    In the opinion of management of the Company, the Company's unaudited consolidated financial statements as of December 31, 1996 and for the interim periods ended December 31, 1996 and 1995 include all adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Such adjustments consist of normal recurring adjustments and accruals, except for the entries to record the acquisition of Esco Assets described in Note B. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Quarterly Report on Form 10-QSB, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1996, as filed with the U.S. Securities and Exchange Commission. The balance sheet amounts contained herein were derived from the audited financials on Form 10-KSB at September 30, 1996; however, certain amounts within the liability accounts have been reclassified in this Form 10-QSB for clarity and comparison purposes.

NOTE B--ACQUISITION OF ESCO ASSETS

    The Company, through its wholly-owned subsidiary, Esco Elevator Corporation, acquired substantially all of the assets (the "Esco Assets") of Esco Elevators Inc. and Esco Properties, Inc. effective as of November 27, 1995. The Esco Assets were acquired by the Company pursuant to a Plan of Reorganization of Esco Elevators Inc. and Esco Properties Inc. which was approved by the U.S. Bankruptcy Court on October 12, 1995. Esco Elevators Inc. and Esco Properties Inc. (collectively, "Old Esco"), two affiliated companies based in Fort Worth, Texas, had filed for relief under Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. During the period from January through November, 1995, Old Esco was operated by a private company, Epsitek, Inc., under a management agreement with the Bankruptcy Trustee. Pursuant to an agreement between Epsitek, Inc. and Overline dated as of November 6, 1995, Epsitek acquired the right from Overline to negotiate for the purchase of the assets of Old Esco from the Bankruptcy Estate. Effective November 27, 1995, Epsitek, Inc. assigned to Esco Elevator Corporation, the wholly-owned subsidiary of the Company, all of its rights and equity in Old Esco, including the right to acquire the Esco Assets pursuant to the Plan of Reorganization and the accounts receivable generated during the time of the management agreement, subject to expenses required to be paid during the same period. Upon the acquisition of the Esco Assets, the Company began the operation of its principal business in the manufacture and sale of custom passenger and freight elevators.

    The Esco Assets were acquired in exchange for $808,000 cash paid to the Bankruptcy Estate of Old Esco, assumption by the Company of certain installment debt and other obligations of Old Esco aggregating $4,273,642, and the issuance to Epsitek, Inc. of 4,268,000 shares of the common stock of the Company. The assets were recorded at their appraised values and the Common Stock issued in the transaction was recorded at the residual amount determined by subtracting the debts assumed from the total appraised value of the assets. $800,000 of the cash consideration was borrowed from certain shareholders or related parties of the Company on short term notes bearing interest of eight percent, of which $200,000 of principal on the notes was canceled in exchange for shares of common stock of the Company upon the exercise of a stock option agreement by the chief executive officer of the Company on December 4, 1995. Subsequently, an additional $325,000 of that debt has also been canceled upon the issue of shares of the Company's Common Stock to the noteholders. Of the debt assumed by the Company, $3,407,177 was due to an individual who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens. The remaining debt assumed by the Company is owed to various financing institutions and vendors for certain items of equipment or improvements which are included in the assets acquired by the Company, and generally have long term installment payment provisions of up to 10 years as specified in the Plan of Reorganization.

NOTE C--LONG TERM NOTES PAYABLE

     Long term notes payable consists of the following:

                                                                                 DEC. 31,      SEP. 30,
                                                                                   1996          1996
                                                                               ------------  ------------
     Promissory note to Ms. McMillan, secured by first lien
     deed of trust on substantially all equipment and real estate, assumed effective as of November 27, 1995 as part of the
     Esco Asset acquisition, principal and interest of 6.5% due in monthly installments of $45,425, payable in full July 10,
     2002                                                                      $3,269,820     $3,269,820

     Various installment notes payable, assumed on November
     27, 1995 as part of the Esco Asset acquisition, with
     various remaining terms from one to nine years at interest rates ranging from 3% to 9.9%; secured by certain
     property and equipment                                                       451,150        454,437

     Installment note payable to an individual, assumed on
     November 27, 1995 as part of the Esco Asset acquisition;
     due in monthly installments of principal only over five
     years, with interest at 10% due at maturity; unsecured                       168,452        186,432
                                                                               ----------     ----------
                                                                               $3,889,422      3,910,689
          Less short term portion of long term debt                              -983,700       -876,000
                                                                               ----------     ----------
                Net long term debt                                             $2,905,722     $3,034,689

    In addition to the promissory note due to Ms. McMillan as indicated above, she is due $187,489 for interest accrued on the note during the months prior to the acquisition of the Esco Assets by the Company and the assumption of the subject note. This accrued interest has been reported as Accrued Interest Payable, together with an interest accrual to December 31, 1996 of $165,250 on all other accrued and unpaid interest.

NOTE D--SHORT TERM NOTES AND OBLIGATIONS

     Short term notes payable consists of the following:

                                                                                DEC. 31,         SEP. 30,
                                                                                  1996             1996
                                                                               ---------        ----------
     Short term notes payable to an individual; unsecured;
     interest at 8.5% paid monthly; due on demand; loan was
     incurred in connection with Esco Asset acquisition                         $ 50,000        $ 50,000

     Short term notes payable to two individuals, non-interest
     bearing; due on demand; loans were incurred in connection
     with Esco Asset acquisition                                                 150,000         150,000

     Notes payable to a former officer/director; $200,000 is
     non-interest bearing, which note   was issued for cash
     advanced to the Company in connection with the Dalcom
     Acquisition and was due in October 1996; secured by
     3,025,862 shares of the Company owned by Epsitek, Inc.;
     a separate note for $250,000 accrues interest at 18% and is due October 27, 1997, and is secured by inventory, of
     which $247,925 remains unpaid                                               447,925         200,000
                                                                                --------        --------

          Total                                                                 $647,925        $400,000

    The Company was also obligated in the amount of $416,000 to the seller of Dalcom Elevator Corporation as of December 31, 1996 in connection with the acquisition in July, 1996. The obligation consists of the assumption of indebtedness of Dalcom of $166,000 and $250,000 due to the seller. Also, Dalcom currently has a negative reserve account with American Factoring of Texas, Inc. of $252,000 which the Company disputes.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996
                                  (UNAUDITED)

NOTE E--SHORT TERM NOTES AND OBLIGATIONS TO RELATED PARTIES

     Notes and accounts due to related parties consists of the following:

                                                                                  DEC. 31,       SEP. 30,
                                                                                    1996            1996
                                                                                 ----------      ---------
     Short term note payable to Epsitek, Inc., unsecured,
     payable on demand, with interest at 8%; issued in
     exchange for receivables (net of liabilities) transferred
     from Epsitek, Inc. in connection with the acquisition of the
     Esco Assets                                                                  $141,355        $152,355

     Short term note payable to the chief executive officer of
     the Company; unsecured, with interest at 8%, principal
     and interest due on demand; loan incurred in connection
     with Esco Asset acquisition                                                   180,109         180,109

     Accrued compensation due to an officer/director for
     amounts unpaid pursuant to an employment agreement                             71,798          56,798

     Accrued compensation ($130,700) and travel expenses
     ($25,000) due to the chief executive officer for amounts                      155,700         145,000
     unpaid                                                                     ------------    ------------
----
           Total                                                                $  548,962      $  534,262

NOTE F--STOCKHOLDERS' EQUITY

Capital Stock

    The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.005 per share ("Common Stock") and 5,000,000 shares of preferred stock, par value $10.00 per share ("Preferred Stock").
At a special meeting of shareholders on December 18, 1996, an amendment to the Company's Certificate of Incorporation was adopted to (i) divide the Company's authorized Preferred Stock into series of Preferred shares and to fix and determine the relative rights, limitations, and preferences of the shares of the Company's Series A, B, and C Preferred Stock, and (ii) to grant the authority to the Board of Directors of the Company to fix and determine the relative rights, limitations, and preferences of the remaining series of the Company's Preferred Stock.

Preferred Stock

    During the fiscal year ended September 30, 1996, the Company issued 11,307 shares of its Preferred Stock and in the quarter ended December 31, 1996 issued an additional 816 Preferred shares. These shares were issued primarily in exchange for the cancellation of obligations to various individuals in connection with loans to the Company, or its predecessor, for the initial financing of the Company, and certain of the shares were issued for cash pursuant to a private placement offering or as compensation for financial consulting services provided to the Company. Pursuant to the amendments to the Articles of Incorporation adopted by the shareholders at the special meeting on December 18, 1996, each of the 11,307 shares issued to that date were designated as Series A Preferred Stock. Of the 12,123 shares of Series A Preferred issued up to December 31, 1996, a total of 6,549 shares have been exchanged for 862,949 shares of Common Stock as of December 31, 1996, as provided for such conversion by the designation of the Series A Preferred Stock. Subsequent to December 31, 1996, an additional 2,050 shares of Series A Preferred have been exchanged for 292,855 shares of Common Stock

    Pursuant to the amendments to the articles of incorporation of the Company adopted at the special meeting of shareholders on December 18, 1996, three million shares of the five million authorized Preferred shares are divided into three series and designated as Series A, Series B, and Series C Preferred Stock, and the corporation is authorized to issue one million shares each for Series A, B and C. The Board of Directors is authorized to divide the two million remaining shares of Preferred Stock into series, to designate each series, to fix and determine separately for each series the relative rights, limitations, and preference of such series, and to issue shares of any series of Preferred Stock then or previously designated, fixed, or determined. Although the Board of Directors has designated the term for Series A, Series B and Series C of its Preferred Stock, only the Series A shares have been issued. Each share of each series of Preferred Stock will have rights identical to each other share of that series of Preferred Stock. No dividend on any share of Series A, B or C Preferred Stock will accumulate.

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

Common Stock

    During the quarter ended December 31, 1996, the Company issued 624,148 shares of its Common Stock together with 101 shares of Series A Preferred to satisfy certain obligations of the Company for services, for expenses, and for accrued but unpaid interest on indebtedness of the Company. Additionally, 1,020,150 shares were issued during the period pursuant to a private placement offering for cash to be used for working capital.

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

Stock Options

    On April 1, 1996 and on September 1, 1996 the Company granted to an individual options to acquire up to 200,000 shares, or 400,000 shares in the aggregate, of restricted common stock of the Company in conjunction with agreements to provide services to the Company. The earlier option agreement provided for an exercise price of $.50 per share and the latter agreement was at $.25 per share. Each of the two agreements expire 24 months from the date the option was granted.

    On May 29, 1996, the Company granted to Stacy Investments Partnership Ltd. the option to purchase 50,000 shares of restricted common stock at a price of $.60 per share. The option expires in 24 months from the date of the agreement.

    On September 5, 1996, the Company acknowledged to Dr. Arthur Malcolm, a former Director of the Company, that the Company has previously granted to him the option to purchase 100,000 shares of restricted common stock at $.37 per share and 100,000 shares at $1.00 per share, both expiring March 5, 1998.

    On May 1, 1996, the Company accepted certain subscriptions for 105,000 shares of the Company's common stock from five individuals which could require the Company to buy the shares back at a price of $1.20, only upon the election of the holder and in the event that within 12 months the bid price of the Company's Common Stock falls below $1.20 for any consecutive 60 day period. The Company has not been requested to buy back any of the shares under the agreements and, based upon the current level of the trading price of the Common Stock which is in excess of the price required for an election of the put option, management does not anticipate that the Company will be required to buy back any shares prior to the expiration date of April 30, 1997. Accordingly, no provision has been made in the financials for any obligation that might arise in connection with any put option.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Historical Background and Description of Current Operations

    Megalith Corporation ("Megalith" or the "Company") was incorporated on November 3, 1995 in the State of Colorado. Overline Corporation ("Overline"), the former registrant, was formed in 1986 under the laws of the State of Delaware. Pursuant to a Plan and Agreement of Merger dated as November 6, 1995, Overline was merged with and into Megalith, and Megalith was the surviving entity of the merger. In connection with the merger, all outstanding shares of Overline were exchanged for an equal number of shares of Megalith. For approximately five years prior to the merger on November 27, 1995, Overline had been essentially inactive, other than for its efforts in seeking business opportunities.

    The Company, through its wholly-owned subsidiary, Esco Elevator Corporation, acquired substantially all of the assets (the "Esco Assets") of Esco Elevators Inc. and Esco Properties, Inc. effective as of November 27, 1995. The Esco Assets were acquired by the Company pursuant to a Plan of Reorganization of Esco Elevators Inc. and Esco Properties Inc. (collectively, "Old Esco"), two affiliated companies that had filed for relief under Chapter 11 of the U.S. Bankruptcy Code on December 14, 1994. During the period of January through November, 1995, Old Esco was operated by a private company, Epsitek, Inc., under a management agreement with the Bankruptcy Trustee. Pursuant to an agreement between Epsitek, Inc. and Overline dated November 6, 1995, Epsitek acquired the right to seek the purchase of the assets of Old Esco from the bankruptcy estate, which right was assigned to Esco Elevator Corporation, a subsidiary of Megalith. Upon the acquisition of the Esco Assets, the Company began the operation of its principal business in the manufacture and sale of custom passenger and freight elevators.

Results of Operations

    Revenues of the Company are derived from the sale of passenger and freight elevators, components, and replacement parts. To a lesser extent, the Company obtains revenues from the installation and servicing of elevators generally within the State of Texas, and relies upon sub-contractors to perform the majority of such services. The revenues and expenses reflected in the accompanying unaudited financial statements of the Company for the previous quarter ended December 31, 1995 include only the period from the purchase of the Esco Assets on November 27, 1995 to the end of the calendar, or a period of about one month. The Company did not have active operations prior to November 27, 1995, and the only expenses incurred were in the maintenance of the corporate entity and in seeking other business opportunities. Therefore, the lack of active operations for a period of only one month in the same quarter in the preceding year provides only limited operating information for the purposes of comparative analysis.

    For the quarter ended December 31, 1996, the revenues from the sales of elevators, components, replacement parts, and service was $1,216,003, with a gross profit of $264,243 (or 22% of sales). The revenues for the same quarter of the previous year were $344,175 with a gross profit of $138,271, although, as indicated above, the previous period consisted of only approximately one month. The operating loss for the current quarter was $188,969, as compared to an operating loss of $22,328 for same quarter in the previous year. After interest and other non-operating expenses, the Company had a net loss of $291,754 for the current quarter, as compared to a net loss of $4,749 for the same quarter in the previous year.

    All revenues in the periods presented were generated in operations of the elevator manufacturing subsidiary. The interest expense was incurred primarily in connection with the installment debt related to the Esco Asset purchase. The Company's efforts are currently directed primarily to reorganizing its operations for profitability and raising capital, which are necessary to increase sales and obtain operating profits at its elevator manufacturing subsidiary, following a period of severe sales decline as a result of the bankruptcy of Old Esco. The gross revenues are expected to remain at an average of approximately $300,000 per month until such time as the Company has completed satisfactory financing arrangements that will ultimately permit a steady growth in sales provided by a sustained marketing effort, both domestically and in the foreign markets. However, more rapid growth could potentially be obtained by commencing deliveries on the China Joint Venture, although that venture is also dependent upon adequate financing. Upon the completion of financing, the Company intends to commit funding to its marketing for the remainder of the year, which will tend to increase S,G&A costs over present levels. Conversely, such refinancing is also expected to reduce the interest expense burden of the Company. The manufacturing plant is operating at far less than its design capacity and, with the present low volumes results in cost inefficiencies. The present headcount of 63 employees compares with a total headcount of approximately 150 in the predecessor company during periods immediately prior to the bankruptcy.

Liquidity and Sources of Capital

    The Company had a working capital deficit of $2,819,505 as of December 31, 1996, which has been created in large part by the short term debt assumed in connection with the acquisition of the Esco Assets in November 1995, and followed by the operating losses in the intervening periods. The capital resources to fund operations and complete the acquisition of the Esco Assets was provided primarily by short term loans to the Company and by sales of the capital stock of the Company. Until such time as revenues have increased substantially over the current level, or the current debt burden is refinanced, or both, the Company can be expected to utilize additional working capital in its operations. For the liquidity needs of the Company in the following twelve months, the Company is dependent upon the operating cash flows generated from the elevator business and on proceeds from loans and the sale of capital stock. However, the Company does not presently have available lines of credit to provide the necessary working capital for expansion expected to occur in the coming year. Therefore, the Company is currently seeking to refinance a substantial portion of its existing short and long term debt with a combination of long term debt and equity, while simultaneously providing additional working capital. In the interim period, however, the Company intends to factor its accounts receivable to provide an immediate source of working capital. Also, subsequently to December 31, 1996, the Company has sold shares of its capital stock in private placements for cash, and the Company also intends to complete a private for the sale of its shares in the near future in order to raise capital.

Joint Venture Agreement with China Province

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

    In connection with the Joint Venture agreement, the Company agreed to provide cash of $1,020,000 during 1997. The Company must obtain these funds from outside sources which the Company is seeking in a

$2.5MM placement of its capital stock, and management believes that it will be successful in obtaining the required funds.

PART II -- OTHER INFORMATION

Item 1. Lgal Proceedings.

    AMERICAN FACTORS OF TEXAS, INC. V. ESCO ELEVATORS COMPANY AND DALCOM ELEVATORS COMPANY, in the 68th District Court, Dallas County, Texas, Cause No 97-00900-C, was filed on approximately February 16, 1997 and is a suit by American Factors of Texas, Inc. (AFT) to enforce continuance of an existing factoring agreements between AFT and Esco Elevator Corporation (Esco) and Dalcom Elevator Corporation (Dalcom), following the attempt by Esco/Dalcom to unilaterally cancel the agreements because of the high interest factor contained in the agreements. Esco and Dalcom counterclaimed for cancellation of the agreements. The suit is pending; however, there appears to be no potential liability for Esco or Dalcom in the matter.

     In MEGALITH V. PETER DEWAN, File #07-00022, 298th Judicial District Court Dallas County, a suit on tortuous interference with contact was filed by Megalith and is pending. There is no potential for liability to the Company because, as of the deadline date of November 19, 1996, no counterclaim had been filed. Furthermore, Mr. Dewan has subsequently been indicted on various counts by the U.S. Dept. of Justice and the Company anticipates that the suit will be dismissed within thirty days.

Item 2. Changes in Securities.

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

    Pursuant to the Articles of Amendment to the Articles of Incorporation of Megalith Corporation adopted December 18, 1996 at the special meeting of shareholders, each of the 11,307 issued and outstanding shares of Preferred Stock were designated as Series A Preferred Stock. Each share of Series A Preferred has a stated value of $40.00, and is convertible, at the option of the holder of such share, into Common Stock. The conversion rate into Common is determined by dividing the $40 per share stated value of the Preferred by 50% of the closing bid price of the Common Stock. The term "Closing Bid Price" means, if the corporation stock is actively traded, the published closing bid price of the Common on the trading day immediately preceding the date of conversion. Series A shares may be converted into Common Stock after the Preferred Stock has been issued and outstanding for at least six months.

    The Articles of Amendment to the Articles of Incorporation also provided that three million shares of the five million authorized Preferred shares are divided into three series and designated as Series A, Series B, and Series C Preferred Stock, and the corporation is authorized to issue one million shares each for Series A, B and C. The Board of Directors is authorized to divide the two million remaining shares of Preferred Stock into series, to designate each series, to fix and determine separately for each series the relative rights, limitations, and preference of such series, and to issue shares of any series of Preferred Stock then or previously designated, fixed, or determined. Although the Board of Directors has designated the term for Series A, Series B and Series C of its Preferred Stock, only the Series A shares have been issued. Each share of each series of Preferred Stock will have rights identical to each other share of that series of Preferred Stock. No dividend on any share of Series A, B or C Preferred Stock will accumulate.

Item 3. Defaults Upon Senior Securities.

    In connection with the purchase of the Esco Assets from the Bankruptcy Estate on November 27, 1995, Esco Elevator Corporation, a subsidiary of the Megalith, assumed an indebtedness in the amount of $3,407,177 due to an individual (the surviving spouse of the founder of the Old Esco) who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens. Esco Elevator Corporation has not made payments of principal and only $10,000 of interest due under the note for the months of May, 1996 through March, 1997.
The total amount of arrearage is approximately $485,000 as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders.

    On December 18, 1996, a special meeting of shareholders was held and the following actions were adopted:

        (1) Syed G. Zaidi, James W. Landrum, Mohammed Sharabash, Bashir G. Ahmed and Arthur Steber were elected to serve as members of the Board of Directors.

        (2) An Amendment to the Articles of Incorporation was adopted to
(i)divide the Company's authorized Preferred Stock into series of preferred shares and to fix and determine the relative rights, limitations, and preferences of the shares of the Company's Series A, B, and C Preferred Stock, and (ii) to grant the authority to the Board of Directors of the Company to fix and determine the relative rights, limitations, and preferences of the remaining series of the Company's Preferred Stock.

Item 5. Other Iformation.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit No.                         Exhibit Description
-----------                         -------------------

  3.4    Articles of Amendment to the Articles of Incorporation of Megalith
         Corporation adopted December 18, 1996

 10.4 Contract for Establishment of Sino-America Joint Venture Corporation to Produce Elevator Products and Auto Stairs, between China Shaanxi
         Elevator corporation and Esco Elevator Corporation, dated as January
         16, 1997

   27    Financial Data Schedule

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MEGALITH CORPORATION:
---------------------
    (Registrant)




/s/ Syed G. Zaidi                           April 16, 1997
---------------------------                 --------------
Syed G. Zaidi, Chief Executive Officer and       Date
Chairman of the Board of Directors