Form 10QSB
period 1997-03-31
MEGALITH CORP
filed 1997-06-10
CIK 803861

                    U. S. Securities and Exchange Commission
                              Washington, DC 20549

                            ------------------------

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission File Number 33-11875-A


                             MEGALITH CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               COLORADO                                 22-2701047
  ---------------------------------         --------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)


                      4720 ESCO DRIVE, FORT WORTH, TEXAS  76140
                      -----------------------------------------
                       (Address of principal executive offices)

                                     (817) 478-4299
                              --------------------------
                              (Issuer's telephone number)

                                     Not applicable.
                                     ---------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X       No
         -------      --------

The number of shares outstanding of the Company's common stock, $.005 par value, as of April 29, 1997 is 19,133,890 shares.

                             MEGALITH CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART  I  --  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                           3

     Consolidated Unaudited Balance Sheets as of March 31, 1997 and
     September 30, 1996                                                  3

     Consolidated Unaudited Statement of Operations for three months
     and six months ended March 31, 1997 and 1996                        4

     Consolidated Unaudited Statements of Changes in Stockholders
     Equity for six months ended March 31, 1997                          5

     Consolidated Unaudited Statements of Cash Flows for six months
     ended March 31, 1997                                                6

     Notes to Unaudited Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis or Plan of Operation.     14


PART II  --  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.                               16

Item 6.  Exhibits and Reports on Form 8-K.                              17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      MEGALITH CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                       March 31,        September 30,
                                                         1997                1996
                           ASSETS                     -----------       ------------

Current Assets:
  Cash                                                $    11,593        $   131,438
  Trade accounts receivable, net                          484,824            195,343
  Other receivables                                       539,493             75,000
  Inventory                                               616,126            616,126
  Prepaid expenses                                          3,000                  -
                                                      -----------       ------------
    Total Current Assets                                1,655,036          1,017,907
                                                      -----------       ------------
Plant, Property and Equipment                           9,103,214          9,102,366
  Less: Accumulated depreciation                         (777,524)          (525,630)
                                                      -----------       ------------
    Net Plant, Property & Equipment                     8,325,690          8,576,736
                                                      -----------       ------------

Investment in foreign joint venture                       224,800                  -
Goodwill, net of amortization                             590,337            655,930
Other Assets, net of amortization                           2,180              2,180
                                                      -----------       ------------
    Total Assets                                       10,798,043         10,252,753
                                                      -----------       ------------
                                                      -----------       ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                                 910,534            594,767
  Customer prepayments                                     75,194             74,760
  Property and payroll taxes payable                      587,846            538,963
  Accrued interest payable                                449,236            292,728
  Other accrued expenses                                   51,000             26,000
  Obligations on Dalcom Acquisition                       416,000            516,000
  Short term notes payables                               647,924            400,000
  Short term obligations to related parties               522,532            534,262
  Current portion of long term debt                     1,090,235            876,000
                                                      -----------       ------------
    Total Current Liabilities                           4,750,501          3,853,480
                                                      -----------       ------------

Long term notes payables, net of current portion        2,783,594          3,034,689

Stockholders' Equity:
  Convertible preferred stock, Series A, $10 par
    value; 5,000,000 shares authorized; 3,399 and
    8,807 shares outstanding at Mar. 31, 1997 and
    Sep. 30, 1996                                          35,240             88,070
  Common stock, $.005 par value; 50,000,000 shares
    authorized; 18,197,844 and 14,597,862 shares
    issued and outstanding at March 31, 1996 and
    September 30, 1996                                     90,989             72,989
  Additional paid-in capital                            6,275,283          5,395,809
  Stock subscriptions received                                  -             99,850
  Accumulated deficit                                  (3,137,564)        (2,292,134)
                                                      -----------       ------------
    Total Stockholders' Equity                          3,263,948          3,364,584
                                                      -----------       ------------

    Total Liabilities and Stockholders' Equity        $10,798,043       $ 10,252,753
                                                      -----------       ------------
                                                      -----------       ------------

                           SEE ACCOMPANYING NOTES.
                                   Page 3

                      MEGALITH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            MARCH 31,                   MARCH 31,
                                                     -----------------------    ------------------------
                                                        1997         1996          1997          1996
                                                     ----------    ---------    ----------    ----------
Revenues                                             $  610,777    $ 792,384    $1,826,780    $1,136,559

Cost of Goods Sold                                      596,977      671,937     1,548,737       893,144
                                                     ----------    ---------    ----------     ---------

  Gross profit                                           13,800      120,447       278,043       243,415

Expenses:
  Property taxes                                         25,500       18,601        34,000        31,785
  Selling, general & administrative expenses            274,516      173,302       560,485       219,927
  Depreciation and amortization                         158,744      122,513       317,487       163,344
                                                     ----------    ---------    ----------     ---------
                                                        458,760      314,416       911,972       415,056
                                                     ----------    ---------    ----------     ---------

    Operating loss                                     (444,960)    (193,969)     (633,929)     (171,641)

Other Income (expense):
  Interest expense, net                                 (93,170)     (83,935)     (184,591)     (111,012)
  Other expenses                                        (15,545)                   (26,909)            -
                                                     ----------    ---------    ----------     ---------

    Net loss                                         $ (553,675)   $(277,904)   $ (845,429)    $(282,653)
                                                     ----------    ---------    ----------     ---------
                                                     ----------    ---------    ----------     ---------

Net loss per common and common equivalent shares     $    (0.03)   $   (0.03)   $    (0.05)    $   (0.04)
                                                     ----------    ---------    ----------     ---------
                                                     ----------    ---------    ----------     ---------
Weighted average number of common and common
  equivalent shares outstanding                      17,356,026    8,887,126    16,292,539     6,378,362
                                                     ----------    ---------    ----------     ---------
                                                     ----------    ---------    ----------     ---------


                             SEE ACCOMPANYING NOTES.

                      MEGALITH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1997

                                  (UNAUDITED)

                                                           SERIES A
                                                        PREFERRED STOCK             COMMON STOCK
                                                            ISSUED                     ISSUED
                                                     ---------------------   ---------------------------
                                                                 AMOUNT                      AMOUNT
                                                     SHARES   (AT $10 PAR)     SHARES     (AT $.005 PAR)
                                                     ------   ------------     ------     --------------
BALANCE SEPTEMBER 30, 1996                            8,807     $ 88,070     14,597,862      $72,989

Proceeds from sale of shares pursuant to a
 private placement                                      715        7,150      1,725,318        8,627

Stock issued for services, expenses and interest        101        1,010        985,527        4,928

Preferred stock converted to common stock            (6,099)     (60,990)       889,137        4,445

Current year earnings (loss)                            -            -              -            -

                                                     ---------------------------------------------------
BALANCE MARCH 31, 1997                                3,524     $ 35,240     18,197,844      $90,989
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

                                                     ADDITIONAL       COMMON      RETAINED      TOTAL
                                                       PAID IN        STOCK       EARNINGS   STOCKHOLDERS'
                                                       CAPITAL      SUBSCRIBED   (DEFICIT)      EQUITY
                                                     ----------     ----------  -----------  -------------
BALANCE SEPTEMBER 30, 1996                           $5,395,809      $ 99,850   $(2,292,134)  $3,364,584

Proceeds from sale of shares pursuant to a
 private placement                                      514,724       (99,850)          -        430,651

Stock issued for services, expenses and interest        308,205           -             -        314,143

Preferred stock converted to common stock                56,545           -             -            -

Current year earnings (loss)                                -             -        (845,429)    (845,429)
                                                     ---------------------------------------------------
BALANCE MARCH 31, 1997                               $6,275,283      $    -     $(3,137,563)  $3,263,949
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------

                               See accompanying notes.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED MARCH 31, 1997

                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss):                                         $  (845,429)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                                317,487
    Common and preferred stock issued for services                89,343
    Change in operating assets and liabilities:
      Accounts receivables, trade                               (289,481)
      Other receivables                                         (344,493)
      Prepaid expenses                                            (3,000)
      Accounts payable, trade                                    315,765
      Customer prepayments                                           434
      Accrued interest payable                                   156,508
      Accrued compensation to officers                            15,000
      Other accrued expenses                                       4,300
      Property and payroll taxes payable                          48,883

                                                             -----------
    Net cash provided (used) by operating activities            (534,683)
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of assets                                                (848)

                                                             -----------
    Net cash provided (used) in investing activities                (848)
                                                             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans                                            250,000
  Proceeds from sale of stock                                    310,651
  Principal payments on notes                                   (138,935)
  Repayment on notes to related parties, net of loans             (6,030)

                                                             -----------
    Net cash provided by (used in) financing activities          415,686
                                                             -----------
Net increase (decrease) in cash                                 (119,845)

Cash, beginning of period                                        131,438

                                                             -----------
Cash, end of period                                          $    11,593
                                                             -----------
                                                             -----------


                                SEE ACCOMPANYING NOTES.

                    MEGALITH CORPORATION AND SUBSIDIARIES

                   FOR THE SIX MONTHS ENDED MARCH 31, 1997

                                 (UNAUDITED)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During December, 1996, the Company issued 242,424 shares of Common pursuant to subscriptions for which the payments were deferred, and the amount due to the Company of $80,000 is recorded as a receivable at March 31, 1997.

During the six months ended March 31, 1997, the Company issued 985,527 shares of its Common and 101 shares of its Series A Preferred in exchange for services, for expenses for which the Company was obligated, and for accrued but unpaid interest on indebtedness of the Company. The value of the shares so issued were recorded based upon the amounts at which other shares had been sold in private placements during the same time period.










                            SEE ACCOMPANYING NOTES.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1997
                                 (UNAUDITED)


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

     In the opinion of management of the Company, the Company's unaudited consolidated financial statements as of March 31, 1997 and for the interim periods ended March 31, 1997 and 1996 include all adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Such adjustments consist of normal recurring adjustments and accruals, except for the entries to record the acquisition of Esco Assets described in Note B. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

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

NOTE B - ACQUISITION OF ESCO ASSETS

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

NOTE C - LONG TERM NOTES PAYABLE

     Long term notes payable consists of the following:

                                                      Mar. 31,     Sep. 30,
                                                        1997         1996
                                                     ----------   ----------
         Promissory note to Ms. McMillan, secured by
         first lien deed of trust on substantially
         all equipment and real estate, assumed
         effective as of November 27, 1995 as part
         of the Esco Asset acquisition, principal
         and interest of 6.5% due in monthly
         installments of $45,425, payable in full
         July 10, 2002                               $3,269,820   $3,269,820

         Various installment notes payable, assumed
         on November 27, 1995 as part of the Esco
         Asset acquisition, with various remaining
         terms from one to nine years at interest
         rates ranging from 3% to 9.9%; secured by
         certain property and equipment                  448,197      454,437

         Installment note payable to an individual,
         assumed on November 27, 1993 as part of
         the Esco Asset acquisition, due in monthly
         installments of principal only over five
         years, with interest at 10% due at
         maturity; unsecured                             155,812      186,432
                                                     -----------   ----------
                                                     $ 3,873,829    3,910,689
           Less short term portion of long term debt  (1,090,235)    (876,000)
                                                     -----------   ----------
                  Net long term debt                 $ 2,783,594   $3,034,689


     In addition to the promissory note due to Ms. McMillan as indicated above, she is due $187,489 for interest accrued on the note during the months prior to the acquisition of the Esco Assets by the Company and the assumption of the subject note. This accrued interest has been reported as Accrued Interest Payable, together with an interest accrual to March 31, 1997 of $218,385 on all other accrued and unpaid interest.


NOTE D - SHORT TERM NOTES AND OBLIGATIONS

     Short term notes payable consists of the following:

                                                       Mar. 31,     Sep. 30,
                                                         1997         1996
                                                      ----------   ----------
         Short term notes payable to an individual;
         unsecured; interest at 8.5% paid monthly;
         due on demand; loan was incurred in
         connection with Esco Asset acquisition        $ 50,000     $ 50,000

         Short term notes payable to two individuals,
         non-interest bearing; due on demand; loans
         were incurred in connection with Esco Asset
         acquisition                                    150,000      150,000

         Notes payable to a former officer/director;
         $200,000 is non-interest bearing, which note
         was issued for cash advanced to the Company
         in connection with the Dalcom acquisition and
         was due in October 1996; secured by 3,025,862
         shares of the Company owned by Epsitek, Inc.;
         a separate note for $250,000 accrues interest
         at 18% and is due October 27, 1997, and is
         secured by inventory, of which $247,925
         remains unpaid                                 447,924      200,000
                                                       --------     --------

             Total                                     $647,924     $400,000


     The Company is also obligated in the amount of $416,000 to the seller of Dalcom Elevator Corporation as of March 31, 1997 in connection with the acquisition in July, 1996. The obligation consists of the assumption of indebtedness of Dalcom of $166,000 and $250,000 due to the seller. Also, Dalcom currently has a negative reserve account with American Factoring of Texas, Inc. of $252,000, which the Company disputes.

NOTE E - SHORT TERM NOTES AND OBLIGATIONS TO RELATED PARTIES

     Notes and accounts due to related parties consists of the following:

                                                       Mar. 31,     Sep. 30,
                                                         1997         1996
                                                      ----------   ----------

         Short term note payable to Epsitek, Inc.,
         unsecured, payable on demand, with interest
         at 8%; issued in exchange for receivables
         (net of liabilities) transferred from
         Epsitek, Inc. in connection with the
         acquisition of the Esco Assets                $146,355     $152,355

         Short term note payable to the chief
         executive officer of the Company; unsecured,
         with interest at 8%, principal and interest
         due on demand; loan incurred in connection
         with Esco Asset acquisition                    180,079      180,109

         Accrued compensation due to an
         officer/director for amounts unpaid pursuant
         to an employment agreement                      86,798       56,798

         Accrued compensation due to the chief
         executive officer for amounts unpaid           109,300      145,000
                                                       --------     --------

          Total                                        $522,532     $534,262


NOTE F - STOCKHOLDERS' EQUITY

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

PREFERRED STOCK

     During the fiscal year ended September 30, 1996, the Company issued 11,307 shares of its Preferred Stock and in the six months ended March 31, 1997 issued an additional 816 Preferred shares. These shares were issued primarily in exchange for the cancellation of obligations to various individuals in connection with loans to the Company, or its predecessor, for the initial financing of the Company, and certain of the shares were issued for cash pursuant to a private placement offering or as compensation for financial consulting services provided to the Company. Pursuant to the amendments to the Articles of Incorporation adopted by the shareholders at the special meeting on December 18, 1996, each of the 11,307 shares issued to that date were designated as Series A

Preferred Stock. Of the 12,123 shares of Series A Preferred issued up to March 31, 1997, a total of 8,599 shares have been exchanged for 1,155,804 shares of Common Stock as of March 31, 1997, as provided for such conversion by the designation of the Series A Preferred Stock. Subsequent to March 31, 1997, an additional 650 shares of Series A Preferred have been exchanged for 92,856 shares of Common Stock.

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

COMMON STOCK

     During the six months ended March 31, 1997, the Company issued 985,527 shares of its Common Stock together with 101 shares of Series A Preferred to satisfy certain obligations of the Company for services, for expenses, and for accrued but unpaid interest on indebtedness of the Company. Additionally, 514,724 common shares, together with 715 shares of Series A Preferred were issued during the same period pursuant to a private placement offering for cash to be used for working capital.

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

RESULTS OF OPERATIONS

     Revenues of the Company are derived from the sale of passenger and freight elevators, components, and replacement parts. To a lesser extent, the Company obtains revenues from the installation and servicing of elevators generally within the State of Texas, and relies upon sub-contractors to perform the majority of such services. The revenues and expenses reflected in the accompanying unaudited financial statements of the Company for the previous quarter ended December 31, 1995 include only the period from the purchase of the Esco Assets on November 27, 1995 to the end of the calendar year, or a period of about one month. The Company did not have active operations prior to November 27, 1995, and the only expenses incurred were in the maintenance of the corporate entity and in seeking other business opportunities. Therefore, the lack of active operations for a period of only one month in the same quarter in the preceding year provides only limited operating information for the purposes of comparative analysis.

     For the six months ended March 31, 1997, the revenues from the sales of elevators, components, replacement parts, and service was $1,226,780, with a gross profit of $278,043 (or 15.2% of sales). The revenues for the same period of the previous year were $,136,559 with a gross profit of $243,415, although, as indicated above, the previous year period consisted of only approximately four months. The operating loss for the current six month period was $845,429, as compared to an operating loss of $282,653 for the four months in the previous year. After interest and other non-operating expenses, the Company had a net loss of $845,429 for the current six months, as compared to a net loss of $282,653 for the same period in the previous year. The increased losses in the current year are due in part to the significant decrease in elevator sales in the current quarter, while expenses remained flat. The impact of decreased sales is reflected most dramatically in the smaller gross profits in the current quarter, which indicates that fixed costs are not adequately absorbed during periods of reduced revenues.

     For the quarter ended March 31, 1997, the revenues from the sales of elevators, components, replacement parts, and service was $610,777, with a gross profit of $13,800. Revenues were down sharply from the first quarter revenues of $1,216,000, due primarily to the inability to acquire manufacturing materials to supply customer orders. The revenues for the same quarter of the previous year were $792,384 with a gross profit of $120,447. The operating loss for the current quarter was $444,960, as compared to an operating loss of $193,969 for same quarter in the previous year. After interest and other non-operating expenses, the Company had a net loss of $553,675 for the current quarter, as compared to a net loss of $277,904 for the same quarter in the previous year.

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

LIQUIDITY AND SOURCES OF CAPITAL

     The Company had a working capital deficit of $3,095,465 as of March 31, 1997, which has been created in large part by the short term debt assumed in connection with the acquisition of the Esco Assets in November 1995, and followed by the operating losses in the intervening periods. The capital resources to fund operations and complete the acquisition of the Esco Assets was provided primarily by short term loans to the Company and by sales of the capital stock of the Company. Until such time as revenues have increased substantially over the current level, or the current debt burden is refinanced, or both, the Company can be expected to utilize additional working capital in its operations. For the liquidity needs of the Company in the following twelve months, the Company is dependent upon the operating cash flows generated from the elevator business and on proceeds from loans and the sale of capital stock. However, the Company does not presently have available lines of credit to provide the necessary working capital for expansion expected to occur in the coming year. Therefore, the Company is currently seeking to refinance a substantial portion of its existing short and long term debt with a combination of long term debt and equity, while simultaneously providing additional working capital. In the interim period, however, the Company intends to factor its accounts receivable to provide an immediate source of working capital. In order to raise working capital, the Company is in the process of completing a private placement for the sale of $3,500,000 of its shares, of which approximately $700,000 has already been raised. With this potential infusion of working capital, the Company intends to pursue manufacture and shipment of elevators against the orders from China. It is anticipated that shipments of elevators can commence in approximately 120 days from completion of funding, considering the purchasing and manufacturing lead time required.

JOINT VENTURE AGREEMENT WITH CHINA PROVINCE

     On January 16, 1997 Shaanxi Elevator Corp. in the Province of Shaanxi in China and Esco Elevator Corporation entered into a Joint Venture Agreement to manufacture and market a full line of hydraulic and traction elevators and related products. Under the terms of the agreement, the provincial government will provide a large plant capable of producing $100 million in products a year. Esco will equip and manage the plant and China Shaanxi Elevator Corp. will market the Joint Venture's elevators through its 36 offices in Northern and Central China. Esco will have the right to market the products of the Joint Venture throughout North, Central and South America, as well as to continue to manufacture and market elevators from its existing facilities in Fort Worth, Texas.

     Simultaneous with the execution of the Shaanxi Joint Venture Agreement, Esco received an order from China Shaanxi Elevator Corp. for a minimum of 250, and up to 400, hydraulic elevators valued at $19 million to $30 million. Esco is to commence the production of this order immediately so as to open the China market as soon as possible for the benefit of the Joint Venture. However, as discussed above, the Company must obtain adequate working capital to manufacture the elevators, and the Company expects to be capable of shipping the first of these products in approximately 120 days after funding. The Company believes this order will be a "perpetual order" since the joint venture plant, when operating at full capacity, is expected to supply only a small portion of China's total needs.

     In connection with the Shaanxi Joint Venture Agreement, the Company has agreed to provide cash of $1,020,000 during 1997. The Company must obtain these funds from outside sources, which the Company is seeking in the $3.5MM placement of its capital stock, and management believes that it will be successful in obtaining the required funds.

     Additionally, on March 10, 1997, Esco reached an agreement to establish a Marketing Joint Venture in the south of China. Esco will be a 62% owner of the venture with its Chinese counterpart, who is experienced in the elevator business in Southern China. Funding for this JV will be minimal and will be provided from the private placement of the Company's capital stock referred to above. The Company intends to participate in opening three marketing offices in Hong Kong and the Southern China. The economic development and urban construction are in high speed development in the region and the market analysis for total elevator demand of up to 400,000 elevators per year has encouraged the Company to pursue this market vigorously.


PART  II  --  OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     In connection with the purchase of the Esco Assets from the Bankruptcy Estate on November 27, 1995, Esco Elevator Corporation, a subsidiary of the Megalith, assumed an indebtedness in the amount of $3,407,177 due to an individual (the surviving spouse of the founder of the Old Esco) who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens. Esco Elevator Corporation has not made payments of principal and only $10,000 interest due under the note for the months of May, 1996 through March, 1997.
The total amount of arrearage is approximately $620,000 as of the date of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

     EXHIBIT NO.                   EXHIBIT DESCRIPTION
     -----------                   -------------------
         27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.




                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGALITH CORPORATION:
---------------------
    (Registrant)



 /s/  Syed G. Zaidi                                  June 9, 1997
------------------------------------------           ------------
Syed G. Zaidi, Chief Executive Officer and                Date
Chairman of the Board of Directors