Form 10QSB
period 1997-06-30
MEGALITH CORP
filed 1997-11-13
CIK 803861

                   U. S. Securities and Exchange Commission
                             Washington, DC 20549

                           ------------------------

                                  FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      or

 [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT
            For the transition period from __________ to __________

                       Commission File Number 33-11875-A


                             MEGALITH CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Colorado                                      22-2701047
            --------                                      ----------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                   4720 ESCO DRIVE, FORT WORTH, TEXAS  76140
                   -----------------------------------------
                   (Address of principal executive offices)

                                (817) 478-4251
                                --------------
                          (Issuer's telephone number)

                                 Not applicable
                                 --------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ___X___    No________

The number of shares outstanding of the Company's common stock, $.005 par value, as of August 18, 1997 is 21,136,258 shares.

                             MEGALITH CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART  I  --  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                             3

          Consolidated Unaudited Balance Sheets as of June 30, 1997
          and September 30, 1996                                           3

          Consolidated Unaudited Statement of Operations for three
          months and nine months ended June 30, 1997 and 1996              4

          Consolidated Unaudited Statements of Changes in
          Stockholders Equity for nine months ended June 30, 1997          5

          Consolidated Unaudited Statements of Cash Flows for nine
          months ended June 30, 1997                                       6

          Notes to Unaudited Consolidated Financial Statements             8

Item 2.  Management's Discussion and Analysis or Plan of Operation.       14


PART II  --  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.                                 16

Item 6.  Exhibits and Reports on Form 8-K.                                16

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      MEGALITH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                     June 30,   September 30,
                                                       1997          1996
               ASSETS                              -----------  -----------
Current Assets:
  Cash and equivalents                             $   347,954   $   131,438
  Trade accounts receivable, net                       631,553       195,343
  Other receivables                                    571,839        75,000
  Inventory                                            440,831       616,126
  Prepaid expenses                                      15,630          -
                                                   -----------   -----------
    Total Current Assets                             2,007,807     1,017,907
                                                   -----------   -----------

Plant, Property and Equipment                        8,973,600     9,102,366
  Less: Accumulated depreciation                      (892,965)     (525,630)
                                                   -----------   -----------
        Net Plant, Property & Equipment              8,080,635     8,576,736
                                                   -----------   -----------

Investment in foreign joint venture                     88,257          -
Goodwill, net of amortization                          557,541       655,930
Other Assets, net of amortization                         -            2,180
                                                   -----------   -----------
        Total Assets                                10,734,240    10,252,753
                                                   -----------   -----------
                                                   -----------   -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, trade                              381,980       594,767
  Customer prepayments                                  90,550        74,760
  Property and payroll taxes payable                   907,739       538,963
  Accrued interest payable                             473,914       292,728
  Other accrued expenses                               187,239        26,000
  Obligations of Dalcom Acquisition                    416,000       516,000
  Short term notes payable                             647,925       400,000
  Short term convertible note payable                  140,000          -
  Short term obligations to related parties          1,229,026       534,262
  Current portion of long term debt                  1,240,235       876,000
                                                   -----------   -----------
        Total Current Liabilities                    5,714,608     3,853,480
                                                   -----------   -----------

Long term notes payables, net of current portion     2,903,277     3,034,689

Stockholders' Equity:
  Convertible preferred stock, Series A $10 par
    value; 5,000,000 shares authorized; 2,749 and
    8,807 shares outstanding at June 30, 1997 and
    September 30, 1996                                  27,490        88,070

  Common stock, $.005 par value; 50,000,000 shares
    authorized; 18,998,890 and 14,597,862 shares
    issued and outstanding at June 30, 1997 and
    September 30, 1996                                  94,994        72,989
  Additional paid-in capital                         6,891,420     5,395,809
  Stock subscriptions received                            -           99,850
  Accumulated deficit                               (4,897,549)   (2,292,134)
                                                   -----------   -----------
    Total Stockholders' Equity                       2,116,355     3,364,584
                                                   -----------   -----------

    Total Liabilities and Stockholders' Equity     $10,734,240   $10,252,753
                                                   -----------   -----------
                                                   -----------   -----------

                            See accompanying notes.

                    MEGALITH CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                      Three Months Ended            Nine Months Ended
                                                             June 30,                    June 30,
                                                   --------------------------   ---------------------------
                                                        1997          1996          1997           1996
                                                   -----------   ------------   ------------   ------------
Revenues                                           $   651,974   $    725,763   $  2,478,754   $  1,862,322
Cost of Good Sold                                      651,096        519,315      2,199,833      1,412,459
                                                   -----------   ------------   ------------   ------------

          Gross profit                                     878        206,448        278,921        449,863

Expenses:
  Property taxes                                        46,000         19,500         80,000         51,285
  Selling, general & administrative expenses           463,993        272,798      1,024,478        492,725
  Depreciation and amortization                        155,241         40,815        472,728        204,159
                                                   -----------   ------------   ------------   ------------
                                                       665,234        333,113      1,577,206        748,169
                                                   -----------   ------------   ------------   ------------

          Operating loss                              (664,356)      (126,665)    (1,298,285)      (298,306)


Other income (expense):
  Interest expense, net                               (153,452)       (97,379)      (338,043)      (208,391)
  Costs to arrange financing                          (181,250)           -         (181,250)           -
  Other expenses                                      (174,759)                     (201,668)           -
                                                   -----------   ------------   ------------   ------------
          Net loss before extraordinary item       $(1,173,817)  $   (224,044)  $ (2,019,246)  $   (506,697)
                                                   -----------   ------------   ------------   ------------

Extraordinary item:
  Costs of China Joint Venture                         586,168            -          586,168            -
                                                   -----------   ------------   ------------   ------------
          Net loss                                 $(1,759,985)  $   (224,044)  $ (2,605,414)  $   (506,697)
                                                   -----------   ------------   ------------   ------------
                                                   -----------   ------------   ------------   ------------
Net loss per common and common equivalent shares   $     (0.09)  $      (0.02)  $      (0.15)  $      (0.07)
                                                   -----------   ------------   ------------   ------------
                                                   -----------   ------------   ------------   ------------
Weighted average number of common and common
  equivalent shares outstanding                     18,836,858     10,526,105     17,140,579      7,755,897
                                                   -----------   ------------   ------------   ------------
                                                   -----------   ------------   ------------   ------------

                                       See accompanying notes.

                    MEGALITH CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED JUNE 30, 1997

                                 (UNAUDITED)

                                       SERIES A
                                    PREFERRED STOCK         COMMON STOCK
                                         ISSUED                 ISSUED
                                 --------------------    ---------------------  ADDITIONAL   COMMON     RETAINED      TOTAL
                                            AMOUNT                   AMOUNT       PAID IN     STOCK     EARNINGS   STOCKHOLDERS'
                                 SHARES  (AT $10 PAR)   SHARES   (AT $.005 PAR)   CAPITAL   SUBSCRIBED  (DEFICIT)     EQUITY
                                 ------  ------------   ------   -------------- ----------  ----------  ---------  -------------
BALANCE SEPTEMBER 30, 1996        8,807    $ 88,070   14,597,862    $72,989     $5,395,809   $ 99,850  $(2,292,134)  $3,364,584

Proceeds from sale of shares
 pursuant to a private
 placement                          715      7,150     1,910,318      9,552        698,797    (99,850)       -          615,649

Stock issued for services,          101      1,010     1,408,717      7,044        718,482       -           -          726,536
 expenses and interest

Stock issued to cancel payable      -         -          100,000        500         14,500       -           -           15,000
 for services

Preferred stock converted to     (6,874)   (68,740)      981,993      4,910         63,830       -           -             -
 common stock

Current year earnings (loss)        -         -             -          -              -          -      (2,605,414)  (2,605,414)
                                 ----------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1997             2,749    $27,490    18,998,890    $94,995     $6,891,418   $   -     $(4,897,548)  $2,116,355
                                 ----------------------------------------------------------------------------------------------
                                 ----------------------------------------------------------------------------------------------

                             See accompanying notes

                    MEGALITH CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED JUNE 30, 1997

                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss):                                            $ (2,605,414)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                  472,728
      Common and preferred stock issued for services                 806,536
      Provision for doubtful accounts                                 75,000
      Loss on abandonment of equipment                               133,066
      Change in operating assets and liabilities:
        Accounts receivable, trade                                  (511,210)
        Other receivables                                           (281,839)
        Inventory                                                    175,295
        Prepaid expenses                                             (13,450)
        Accounts payable, trade                                     (212,789)
        Customer prepayments                                          15,790
        Accrued interest payable                                     181,186
        Accrued compensation to officers                              30,000
        Other accrued expenses                                       176,239
        Property and payroll taxes payable                           368,776
                                                                ------------
      Net cash provided (used) by operating activities            (1,190,086)
                                                                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of assets                                                 (11,304)
  Investment in China marketing ventures, net of amount expensed     (88,257)
                                                                ------------
      Net cash provided (used) in investing activities               (99,561)
                                                                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans                                                677,000
  Proceeds from sale of stock                                        320,651
  Principal payments on notes                                       (156,252)
  Loans from related parties, net of repayments                      664,764
                                                                ------------
      Net cash provided by (used in) financing activities          1,506,163
                                                                ------------

Net increase (decrease) in cash                                      216,516

Cash, beginning of period                                            131,438
                                                                ------------
Cash, end of period                                             $    347,954
                                                                ------------
                                                                ------------

                              See accompanying notes.

                    MEGALITH CORPORATION AND SUBSIDIARIES

                      NINE MONTHS ENDED JUNE 30, 1997

                                (UNAUDITED)


NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 1997, the Company issued 1,608,717 shares of its Common Stock and 101 shares of its Series A Preferred in exchange for services, for expenses for which the Company was obligated, and for accrued but unpaid interest on indebtedness of the Company. The value of the shares so issued were recorded based upon the amounts at which other shares had been sold in private placements during the same time period.















                              See accompanying notes.

                     MEGALITH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (UNAUDITED)

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

     In the opinion of management of the Company, the Company's unaudited consolidated financial statements as of June 30, 1997 and for the interim periods ended June 30, 1997 and 1996 include all adjustments which are necessary for a fair presentation in accordance with generally accepted accounting principles. Such adjustments consist of normal recurring adjustments and accruals, except for the entries to record the acquisition of Esco Assets described in Note B. These interim results are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

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

NOTE C - LONG TERM NOTES PAYABLE

 Long term notes payable consists of the following:

                                                                  June 30,    Sep. 30,
                                                                   1997        1996
                                                                   ----        ----
   Promissory note to Ms. Ana McMillan, secured by first
   lien deed of trust on substantially all equipment and
   real estate, assumed effective as of November 27, 1995
   as part of the Esco Asset acquisition, principal and
   interest of 6.5% due in monthly installments of $45,425,
   payable in full July 10, 2002                               $ 3,269,820  $3,269,820
   Notes payable, convertible into the common stock of the
   Company at various rates                                        287,000         -0-

   Various installment notes payable, assumed on November 27, 1995 as part of the Esco Asset acquisition, with various remaining terms from one to nine years at interest rates ranging from 3% to 9.9%; secured by
   certain property and equipment                                  454,900     454,437

   Installment note payable to an individual, assumed on
   November 27, 1995 as part of the Esco Asset acquisition;
   due in monthly installments of principal only over five
   years, with interest at 10% due at maturity;
   unsecured                                                       132,792     186,432
                                                               -----------  ----------
                                                               $ 4,144,512   3,910,689
       Less short term portion of long term debt                (1,240,235)   (876,000)
                                                               -----------  ----------
              Net long term debt                               $ 2,904,277  $3,034,689

     In addition to the promissory note due to Ms. McMillan as indicated above, she is due $187,489 for interest accrued on the note during the months prior to the acquisition of the Esco Assets by the Company and the assumption of the subject note. This accrued interest has been reported as Accrued Interest Payable, together with an interest accrual to June 30, 1997 of $279,719 on all other accrued and unpaid interest.

NOTE D - SHORT TERM NOTES AND OBLIGATIONS

     Short term notes payable consists of the following:
                                                           June 30,   Sep. 30,
                                                             1997       1996
                                                           --------   --------
      Short term notes payable to an individual;
      unsecured; interest at 8.5% paid monthly; due
      on demand; loan was incurred in connection with
      Esco Asset acquisition                               $ 50,000   $ 50,000

      Short term notes payable to two individuals,
      non-interest bearing; due on demand; loans were
      incurred in connection with Esco Asset acquisition 150,000 150,000 Short term notes payable convertible into shares of
      the Company's common stock at various rates           140,000        -0-
                                                           --------   --------

      Notes payable to a former officer/director; $200,000
      is non-interest bearing, which note was issued for
      cash advanced to the Company in connection with the
      Dalcom acquisition and was due in October 1996;
      secured by 3,025,862 shares of the Company owned by
      Epsitek, Inc.; a separate note for $250,000 accrues
      interest at 18% and is due October 27, 1997, and is
      secured by inventory, of which $247,925 remains
      unpaid                                                447,924    200,000
                                                           --------   --------

                Total                                      $787,924   $400,000

     The Company is also obligated in the amount of $416,000 to the seller of Dalcom Elevator Corporation as of June 30, 1997 in connection with the acquisition in July, 1996. The obligation consists of the assumption of indebtedness of Dalcom of $166,000 and $250,000 due to the seller. Also, Dalcom currently has a negative reserve account with American Factoring of Texas, Inc. of $252,000, which the Company disputes. The

Company is reviewing the terms and conditions of the acquisition of Dalcom, and is working with the independent auditor to clarify this situation. When this process is complete certain adjustments may be in order.

NOTE E - SHORT TERM NOTES AND OBLIGATIONS TO RELATED PARTIES

     Notes and accounts due to related parties consists of the following:

                                                        June 30,     Sep. 30,
                                                          1996         1997
                                                          ----         ----
  Short term note payable to Epsitek, Inc., unsecured,
  payable on demand, with interest at 8%; issued in
  exchange for receivables (net of liabilities)
  transferred from Epsitek, Inc. in connection with
  the acquisition of the Esco Assets                    $139,855     $152,355

  Short term note payable to the chief executive
  officer of the Company; unsecured, with interest
  at 8%, principal and interest due on demand; loan
  incurred in connection with Esco Asset acquisition     893,073      180,109

  Accrued compensation due to an officer/director
  for amounts unpaid pursuant to an employment
  agreement                                               86,798       56,798

  Accrued compensation due to the chief executive
  officer for amounts unpaid                             109,300      145,000
                                                      ----------     --------

            Total                                     $1,229,026     $534,262

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

PREFERRED STOCK

     During the fiscal year ended September 30, 1996, the Company issued 11,307 shares of its Preferred Stock and in the nine months ended June 30, 1997 issued an additional 816 Preferred shares. These shares were issued primarily in exchange for the cancellation of obligations to various individuals in connection with loans to the Company, or its predecessor, for the initial financing of the Company, and certain of the shares were issued for cash pursuant to a private placement offering or as compensation for financial consulting services provided to the Company. Pursuant to the amendments to the Articles of Incorporation adopted by the shareholders at the special meeting on December 18, 1996, each of the 11,307 shares issued to that date were designated as Series A Preferred Stock. Of the 12,123 shares of Series A Preferred issued up to June 30, 1997, a total of 9,374 shares have been exchanged for 1,341,516 shares of Common Stock as of June 30, 1997, as provided for such conversion by the designation of the Series A Preferred Stock.

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

COMMON STOCK

     During the quarter ended June 30, 1997, the Company issued 423,190 shares of its Common Stock to satisfy certain obligations of the Company for services and expenses. Additionally, 185,000 common shares were issued during the period pursuant to a private placement offering for cash to be used for working capital.

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

NOTE G  SUBSEQUENT EVENTS

     On August 26, 1997, Esco Elevator, Corp., a wholly owned subsidiary of the Company, filed a petition in federal bankruptcy court at Fort Worth, Texas to be placed in a Chapter 11 (Reorganization) proceeding. Esco was advised by legal counsel to institute this action in order to protect the Company's interest in Esco which was being threatened by the shortage of working capital. The Company and Esco are actively pursuing several possible financing alternatives which would allow the Company and Esco to present a plan of reorganization to the court. Such plan, when presented will be subject to approval of the court and the creditors of Esco, and will require management's full efforts to complete successfully.

     On June 3, 1997, the Fort Worth, Texas District Office of the Securities and Exchange Commission ("SEC") obtained a Formal Order of Investigation from the SEC naming the Company as a subject of an investigation involving possible violations of the federal securities laws. The inquiry is in a preliminary stage. At present certain requested documents have been furnished and at least one deposition has been taken by the SEC.

     On August 21, 1997, at a Special Meeting of the Board of Directors, Syed Zaidi, Irving, Texas, resigned as President and Chief Operating Officer of the Company. Mr. Zaidi, however continued as a director and Chairman of the Board of Directors. The Board of Directors named James W. Landrum, Terrell, Texas, a director as President of the Company and President of Esco Elevator, Corp. At the same meeting, Arthur W. Steber, Birmingham, Alabama, resigned as a director.

     The Company and certain of its subsidiaries and affiliates are involved in litigation arising primarily from the shortage of working capital, and from the Dalcom acquisition which was made in July of 1996. On November 11, 1997 the Company entered into a settlement agreement resolving the litigation styled as Henry Seals Trustee for Esco Elevator, Inc., and Esco Property Inc.
v. Dick Ellis Davis et al v. Overline Corporation, R. Wayne Duke, Cassco Corporation, Charles L. Stidham, Megalith and Syed G. Zaidi. The agreement calls for a nominal cash payment to be made in the next few weeks, and eliminates the claims of more than $1.8 million against the Company. The Company is vigorously defending its interests in the remaining matters, but management does not believe that these actions will have a material adverse effect on the Company or its subsidiaries and affiliates.

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

     For the nine months ended June 30, 1997, the revenues from the sales of elevators, components, replacement parts, and service was $2,478,754, with a gross profit of $278,921 (or 11.25% of sales). The revenues for the same period of the previous year were $1,862,322 with a gross profit of $449,863, although, as indicated above, the previous year period consisted of only approximately seven months. The approximate $170,000 decrease in gross profit for the period was due primarily to the inability to spread fixed costs over expected higher sales. The operating loss for the current nine month period was $1,298,285, as compared to an operating loss of $298,306 for seven months in the previous year. After interest and other non-operating expenses, the Company had a net loss of $2,019,246 for the current nine months, as compared to a net loss of $506,697 for the same period in the previous year. The increased losses in the current year are due in part to the significant decrease in elevator sales in the current quarter, and a significant increase in selling, general, and administrative expenses. Selling, general, and administrative were adversely affected by increases in costs incurred in acquiring new capital and legal and professional fees, additionally, costs to arrange financing are significant enough in the current period ($181,250) to warrant a separate line item. The impact of decreased sales is reflected most dramatically in the smaller gross profits in the current quarter, which indicates that fixed costs are not adequately absorbed during periods of reduced revenues. The Company elected to recognize the costs incurred in acquiring the China Joint Venture in the current period as an extraordinary item. No previous cost recognition was appropriate, thus it was not reported in prior periods.

     For the quarter ended June 30, 1997, the revenues from the sales of elevators, components, replacement parts, and service was $651,974, with a gross profit of $878. The revenues for the same quarter of the previous year were $725,763 with a gross profit of $206,448. The operating loss for the current quarter was $664,356, as compared to an operating loss of $126,665 for same quarter in the previous year. After interest and other non-operating expenses, the Company had a net loss before the extraordinary item of $1,173,817 for the current quarter, as compared to a net loss of $224,044 for the same quarter in the previous year.

     All revenues in the periods presented were generated in operations of the elevator manufacturing subsidiary. The interest expense was incurred primarily in connection with the installment debt related to the Esco Asset purchase. The Company's efforts are currently directed primarily to reorganizing its operations for profitability and raising capital, which are necessary to increase sales and obtain operating profits at its elevator manufacturing subsidiary, following a period of severe reduction of sales as a result of the bankruptcy of Old Esco. The gross revenues are expected to remain at reduced levels until such time as the Company has completed satisfactory financing arrangements that will ultimately permit a steady growth in sales provided by a sustained marketing effort, both domestically and in the foreign markets. However, more rapid growth could potentially be obtained by commencing deliveries on the China Joint Venture, although that venture is also dependent upon adequate financing. Upon the completion of financing, the Company intends to commit funding to its marketing for the remainder of the year, which will tend to increase S,G&A costs over present levels. Conversely, such refinancing is also expected to reduce the interest expense burden of the Company and will drastically reduce the costs involved in raising capital. The manufacturing plant is operating at far less than its design capacity and, with the present low volumes, results in cost inefficiencies. The present headcount of 50 employees compares with a total headcount of approximately 150 in the predecessor company during periods immediately prior to the bankruptcy of Old Esco.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company had a working capital deficit of $3,722,001 as of June 30, 1997, which has been created in large part by the short term debt assumed in connection with the acquisition of the Esco Assets in November 1995, increase in short term debt, and by the operating losses in the intervening periods. The capital resources to fund operations and complete the acquisition of the Esco Assets was provided primarily by short term loans to the Company and by sales of the capital stock of the Company. Until such time as revenues have increased substantially over the current level, or the current debt burden is refinanced, or both, the Company can be expected to utilize additional working capital in its operations. For the liquidity needs of the Company in the following twelve months, the Company is dependent upon the operating cash flows generated from the elevator business and on proceeds from loans and the sale of capital stock. However, the Company does not presently have available lines of credit to provide the necessary working capital for expansion expected to occur in the coming year. Therefore, the Company is currently seeking to refinance a substantial portion of its existing short and long term debt with a combination of long term debt and equity, while simultaneously providing additional working capital. In the interim period, however, the Company intends to factor its accounts receivable to provide an immediate source of working capital.

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

     In connection with the Shaanxi Joint Venture agreement, the Company agreed to provide cash of $1,020,000 during 1997. The Company must obtain these funds from outside sources which the Company is seeking in the $3.5MM placement of its capital stock, and management is vigorously pursuing the acquisition of the required funds, but at this time the successful conclusion of this phase is dependent on several factors some of which are outside the control of the Company. This agreement is to expire on October 15, 1997, however, the Company is optimistic that this agreement can be renewed if desired.

     Additionally, on March 10, 1997, Esco reached an agreement to establish a Marketing Joint Venture in the south of China. Esco will be 62% owner of the venture with its Chinese counterpart, who is experienced in the elevator business in Southern China. Funding for this JV will be minimal and will be provided from the private placement of the Company's capital stock referred to above. The Company intends to participate in opening three marketing offices in Hong Kong and Southern China. The economic development and urban construction are in high speed development in the region and the market analysis for total elevator demand of up to 40,000 elevators per year has encouraged the Company to pursue this market vigorously.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     In connection with the purchase of the Esco Assets from the Bankruptcy Estate on November 27, 1995, Esco Elevator Corporation, a subsidiary of the Megalith, assumed an indebtedness in the amount of $3,407,177 due to an individual (the surviving spouse of the founder of the Old Esco) who holds first lien rights to the substantial portion of the Esco Assets, including the land, buildings and all equipment not encumbered by other priority liens. Esco Elevator Corporation has not made payments of principal and only
$10,000 interest due under the note for the months of May, 1996 through June, 1997. The total amount of arrearage is approximately $750,000 as of the date of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  FURNISH THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

     Exhibit No.                   Exhibit Description
     -----------                   -------------------
        27            Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.





                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEGALITH CORPORATION:
---------------------
    (Registrant)



/s/ Syed G. Zaidi                                             November 11, 1997
--------------------------------------------                  -----------------
Syed G. Zaidi, Chief Executive Officer and                           Date
Chairman of the Board of Directors